Form 10-K
period 2010-12-31
Latitude Solutions, Inc.
filed 2011-04-15
CIK 1477961

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2010

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
 ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Nevada                                             26-1284382
----------------------------------                        ----------------------
 State or other jurisdiction of                               I.R.S. Employer
  incorporation or organization                             Identification No.

                      190 NW Spanish River Blvd., Suite 101
                              Boca Raton, FL 33431
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (561) 417-0644

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                            Name of each exchange
                                                            on which registered
----------------------------------                        ----------------------
         Not Applicable                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                  Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

----------------------------- --------  ----------------------------- ----------
Large accelerated filer         [___]   Accelerated filer                 [___]
----------------------------- --------  ----------------------------- ----------
Non-accelerated filer           [___]   Smaller reporting company         [_X_]
(Do not check if a smaller
 reporting company)
----------------------------- --------  ----------------------------- ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (18,264,748 shares) of the registrant as of April 13, 2011 was $27,397,122.

There were 34,127,315 shares outstanding of the registrant's Common Stock as of April 11, 2011.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1       Business                                                          1
ITEM 1 A.    Risk Factors                                                     10
ITEM 1 B.    Unresolved Staff Comments                                        17
ITEM 2       Properties                                                       18
ITEM 3       Legal Proceedings                                                18
ITEM 4       Removed and Reserved                                             18

                                     PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                19
ITEM 6       Selected Financial Data                                          34
ITEM 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              34
ITEM 7 A.    Quantitative and Qualitative Disclosures About Market Risk       39
ITEM 8       Financial Statements and Supplementary Data                      39
ITEM 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         40
ITEM 9 A.    Controls and Procedures                                          40
ITEM 9 A(T). Controls and Procedures                                          40
ITEM 9B      Other Information                                                40

                                    PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance          40
ITEM 11      Executive Compensation                                           43
ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  48
ITEM 13      Certain Relationships and Related Transactions, and Director
             Independence                                                     50
ITEM 14      Principal Accounting Fees and Services                           50

                                     PART IV

ITEM 15      Exhibits, Financial Statement Schedules                          51
SIGNATURES                                                                    77

                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO LATITUDE SOLUTIONS, INC. ("LATITUDE") PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE LATITUDE'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ABILITY OF LATITUDE'S TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; LATITUDES LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS DOCUMENT OR IN OTHER OF LATITUDE'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. LATITUDE IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."



                                     PART I

ITEM 1. BUSINESS
----------------

HISTORY

Latitude Solutions, Inc. (hereafter "LSI" or "the Company") was originally incorporated in the State of Idaho on June 10, 1983 to acquire and develop mineral claims located in the Miller Mountain Mining District near Idaho City, Idaho. Because the Company did not have the necessary funds to maintain the claims and continue to pay the necessary assessment fees related to the claims, the claims were abandoned in 1997 and written off. In March 2007, we changed our corporate domicile from the State of Idaho to the State of Nevada by effecting a change of domicile merger with a Nevada corporation named Genex Biopharma, Inc. that was created in October 2005. We then changed the name of the surviving Nevada Corporation to GMMT, Inc. In July 2009, we amended the Articles of Incorporation to change our name to Latitude Solutions, Inc.

In July 2009, we affected a reverse stock split of our issued and outstanding shares of common stock on a one share for 23.1975 shares basis. As a result of the stock split, the number of shares of our issued and outstanding common stock was decreased to approximately 500,000 shares. The reverse stock split did not alter the par value of our common stock and, accordingly, the reverse split did not affect our total stockholders' equity. The reverse stock split was unanimously approved by our board of directors and by a majority of our stockholders by written consent.

Latitude Solutions, Inc., through four subsidiaries, has operations based upon its proprietary technologies.

     - Latitude Clean Tech Group, Inc. provides products, processes and solutions for contaminated water applications.

     - Latitude Energy Services ("LES") provides water remediation services to the Oil, Gas and Energy industries worldwide utilizing innovative and patented technologies developed by its majority equity holder, Latitude Solutions, Inc. ("LSI") and is subsidiary companies. LES will market and own and operate remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology.

     - 6709800 Canada, Inc. dba GpsLatitude, the Company's third subsidiary, is the technology/software/hardware group, which provides wireless telemetry/live video streaming and security products for Mobile Assets, Public Security, Corporate and National Security applications.

     - Trinity Solutions, Inc., the Company's fourth operating subsidiary, is the Company's internal business marketing subsidiary which provides sales and marketing support to the other subsidiaries.

We maintain offices in Boca Raton, Florida; Denver, Colorado; Montreal, Quebec, Canada; Alberta, Canada and Riyadh, Saudi Arabia. Our principal executive offices are located at 190 NW Spanish River Blvd., Suite 101, Boca Raton, Florida 33431 and our telephone number is (561) 417-0644. The Company maintains a website at www.lsiworldwide.com, such website is not incorporated into or a part of this filing.

ACQUISITION OF 6709800 CANADA, INC. OPERATING AS GPSLATITUDE, TRINITY SOLUTIONS, INC., AND LATITUDE CLEAN TECH GROUP, INC.

On March 24, 2009, we entered into agreements to acquire 6709800 Canada, Inc. dba GpsLatitude, Trinity Solutions, Inc. and Latitude Clean Tech Group, Inc. through our wholly-owned subsidiary, GMMT Acquisitions, Inc. ("GMMT Acquisitions") Under the terms of the agreements, GMMT Merger, Inc. ("GMMT Merger") acquired 50% of the issued and outstanding shares of 6709800 Canada dba GpsLatitude and 100% of all the stock in Trinity Solutions, Inc. and Latitude Clean Tech Group, Inc. GMMT Acquisitions then merged with and into GMMT Merger, with GMMT Merger, Inc. being the surviving corporate entity. In consideration for the acquisitions, we issued to the stockholders of GMMT Merger 19.5 million shares of common stock, post split to reflect the 1 share for 23.1975 shares basis that we affected prior to the closing of the transaction. Upon completion of the acquisitions, we changed our corporate name to Latitude Solutions, Inc.

Latitude Energy Services, LLC was organized in the state of Nevada on February 8, 2011. LSI has a 70% equity ownership in LES, the remaining 30% equity ownership is owned by third party entities. LSI is one of five managers of the LLC, the other four managers are from the 30% equity owners of the LLC.

The final corporate structure is as follows:


                                                   LATITUDE SOLUTIONS, INC.
                                                    (A Nevada Corporation)

                                               Harvey Kaye, President-CEO-Director
                                                 Matthew Cohen, COO-CFO-Director
                                       Jan Rowinski, Executive Vice-President-Director
                                  Warren V. Blasland, Jr., Executive Vice-President-Director
                               /                    /                  \                     \
                              /                    /                    \                     \
                             /                    /                      \                     \
                            /                    /                        \                     \
                           /                    /                          \                     \

LATITUDE CLEAN TECH GROUP, INC.  LATITUDE ENERGY SERVICES, LLC     TRINITY SOLUTIONS, INC.           6709800 CANADA, INC.
   (A Florida Corporation)            (A Nevada Limited            (A Florida Corporation)            (DBA GPSLATITUDE)
 (Wholly-owned subsidiary of         Liability Company -        (Wholly-owned subsidiary of   (A Canadian Corporation) 50% owned
   Latitude Solutions, Inc.)       70% owned subsidiary of        Latitude Solutions, Inc.)   subsidiary of Latitude Solutions, Inc.
Warren Blasland, CEO-Director      Latitude Solutions, Inc.)                                   Jan Rowinski, President/CEO-Director
                                       Ray Harlow, CEO


     LATITUDE SOLUTIONS, INC.

Our proprietary technologies and operations reside in four subsidiaries, discussed in greater detail under Operational Divisions.

     LATITUDE CLEAN TECH GROUP, INC. ("LCTG")

Latitude Clean Tech Group, Inc., a wholly-owned subsidiary, is a Florida corporation and is the contaminated water remediation company. LCTG provides products, processes and solutions for contaminated water issues resulting from various oil/gas drilling operations including water used in hydraulic fractionizing of wells, contaminated water relating to the Alberta oil sands, and mining operations producing contaminated water.

     LATITUDE ENERGY SERVICES, LLC ("LES")

Latitude Energy Services, LLC ("LES") provides water remediation services to the Oil, Gas and Energy industries worldwide utilizing innovative and patented technologies developed by its majority equity owner, Latitude Solutions, Inc. ("LSI") and its subsidiary companies. LES will market, own and operate remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology and to maximize financial benefits to the company.

     6709800 CANADA, INC. OPERATING AS GPSLATITUDE

GpsLatitude is a Canadian corporation and is the Company's technology/software hardware group, which provides wireless telemetry/live video streaming security products to mobile assets and people.

     TRINITY SOLUTIONS, INC. ("TRINITY SOLUTIONS")

Trinity Solutions is a Florida corporation designed to provide the Company with marketing and sales capabilities to identify the opportunities available for federal and state contracts and other governmental business opportunities.
Trinity Solutions has entered into a strategic alliance with Applied Geo Technologies, a tribally chartered corporation wholly owned by the Mississippi Band of Choctaw Indians d/b/a Chahta Enterprises. This strategic alliance will allow us to actively compete for and participate in technology and government related contracts.

Trinity Solutions intends to market the Company's products and services through not only direct marketing efforts, but also through the development of strategic alliances, licensing agreements, vendor and distributor agreements where and when applicable. Those agreements that are in place are discussed in greater detail below.

Each of our four subsidiaries contains proprietary technologies, research and development capabilities for new products as well as marketing capabilities for both government and commercial sectors.

OUR PRODUCTS AND STRATEGY

LATITUDE CLEAN TECH GROUP, INC. ("LATITUDE CLEAN TECH GROUP")

Latitude Clean Tech Group's proprietary Electrolytic Precipitation (EP)(TM) technology provides a cost effective, efficient and environmentally sound means of treating large amounts of contaminated water resulting from oil and gas extraction projects worldwide. The Company has the exclusive worldwide license for a proprietary EP technology which has proven to be highly scalable into large industrial applications as well as smaller special use operations. Further, the Company has filed a U.S. provisional patent application reflecting recent new technology breakthroughs. The technology can provide high pollutant removal efficiencies of a wide variety or both organic and inorganic pollutants from water. The Company's technology requires a small footprint and is configured for mobile capability.

Latitude Clean Tech Group is initially focusing its sales and marketing efforts for its Electrolytic Precipitation technology service on government and large corporate clients. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues, together with ever increasing expenditures for defense, surveillance and anti-terrorism requirements, there is a growing market for the Company's technologies, both domestically and possibly internationally.

Latitude Clean Tech Group intends to market their proprietary technology not only directly through their efforts and the efforts of Trinity Solutions, but also in the development of industry relationships, which could take the form of licensing agreements, agency agreements and strategic alliances.

Recognizing the long term effects of the British Petroleum (BP) oil spill in the Gulf of Mexico, Latitude Clean Tech Group has entered into a Consulting Agreement with the Laurino Group on June 8, 2010. Commodore Dante Laurino, CEO of Laurino Consulting Group, also serves the nation as a volunteer as the Assistant National Commodore of the Readiness-Support Group of the U.S. Coast Guard Auxiliary. Together we have entered into a number of discussions with both government and private entities to provide a comprehensive plan to deal with the Gulf disaster.

The Consulting Agreement with Laurino Consulting, provides for Laurino to provide Latitude Clean Tech Group with professional consulting services in the area of corporate development, business development, and strategic planning support as requested. In return for such services, Laurino Consulting receives $5,000 a month. In addition, Laurino Consulting will receive 5% of all gross income from the sales, licensing, leasing, financing or other use of the Latitude EP technology for its services in connection with such services. The Consulting Agreement also provides for Laurino Consulting, in the event of the consummation of an equity or debt financing identified by Laurino to receive 10% percent of the amount invested by any identified investor, and (ii) warrants to purchase common shares of Latitude Solution. The calculation of the number of shares underlying the warrant shall be equal to 5% percent times the consideration received by Latitude Clean Tech divided by the fair market value per share of Latitude Solution's common shares.

As additional bonus compensation, Laurino Group was issued 50,000 shares of the restricted common stock of Latitude Solutions.

The Consulting Agreement has a term of one year.

         ALBERTA OIL SANDS

One of the world's worst ecological disasters can be found in the Oil Sands tailings ponds mining operations in the Fort McMurray/Fort McKay areas of Alberta, Canada. As a result of oil recovery operations, tailings ponds which contain residual contaminated water have been deposited in a man-made lake of some 50 square miles which continues to expand. Latitude Clean Tech Group has accelerated its efforts to introduce and deploy its proprietary water treatment technology to address the environmental issues related to the extraction of oil from the Oil Sands in Alberta and is in discussions with CNRL, Shell and Syncrude.

--------------------------------------------------------------------------------
                                   CLEAN TECH
                               MARKET APPLICATIONS
                                      WATER
--------------------------------------------------------------------------------
600 GPM & LARGER                          600 GPM & SMALLER
----------------------------------------- --------------------------------------
A.  OIL/GAS                               A.  MILITARY POTABLE WATER
-----------                               --------------------------
1.       Alberta Oil Sands                1.       Support Troops in Field
2.       Shale Bed; Frac & Product H2O    2.       Military Bases
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
B.  MINE WASTES                           B. TRIBAL (U.S. & CANADA)
---------------                           -------------------------
1.       Gold Mines                       1.       Potable Water
2.       Copper Mines                     2.       Sanitary Wastes
3.       Diamond Mines
4.       Coal Mines
----------------------------------------- --------------------------------------

LICENSE AGREEMENT WITH SEPARATECH CANADA, INC.

On February 15, 2011, LSI entered into a License Agreement ("the Separatech License") with Separatech Canada, Inc. ("Separatech.")

The Separatech License provides the Company with access to exclusive usage of Separatech's specified patents to use, test, develop, package, promote, to sell and provide license products exclusively in North America. Separatech has developed a technology for separating oil-in-water emulsions based on encapsulated granular polyurethane media, which then can be used with the Company's Electrolytic Precipitation (EP)(TM) technology to treat contaminated water resulting from oil and gas extraction projects.

The License provides for the Company to construct a Pilot Plant for development of the licensed products. In addition, the Company will pay a total licensing fee of $330,000 in the first year. In addition, the Company will pay a total licensing fee of $1.8 million in installments over the five year term. The License provides for a royalty fee based on the number of barrels per day.

The License has a term of at least 5 years, the expiration of the last to expire licensed patents. The Term will automatically renew for additional 5 years, unless written notice is given by either party.

LICENSE AGREEMENT WITH CRUCIBLE ENTERPRISES, LTD.

On November 8, 2010, LCTG entered into an Agent Agreement with Crucible Enterprises, Ltd. As part of the Agent Agreement, Crucible Enterprises has agreed to act as LCTG's non-exclusive supplier's agent for sales, representation and distribution of its products. The Agent Agreement has a term of one year and will self-renew for a term of three years unless written notice is given to discontinue the agreement. The Agent Agreement provides for a 10% monthly royalty to be paid to Crucible Enterprises based upon the gross revenue of the products and an annual royalty to be based upon the gross revenue of products sold annually, at the following rates:

                    GROSS REVENUES                    %
                  --------------------              -----
                  $5,000,000 annually               12.5%
                  $10,000,000 annually              15%

LATITUDE ENERGY SERVICES, LLC

Latitude Energy Services ("LES") provides water remediation services to the oil, gas and energy industries worldwide utilizing innovative and patented technologies developed by its majority equity owner Latitude Solutions, Inc. ("LSI") and its subsidiary companies. LES will market, own and operate remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology and to maximize financial benefits to the company.

LES will service clients in all aspects of the oil, gas and energy Industries including but not limited to oil and gas drilling and production operations, refining and associated processing operations, synthetic crude production operations and associated tailing or storage sites, pipeline and distribution operations and other associated operations.

         HYDRAULIC FRACTURING-SHALE BEDS, OIL GAS SHALE BEDS

LES is aggressively developing opportunities relating to the remediation of the large volumes of contaminated water resulting from the use of hydraulic fracturing process in various shale deposits particularly the Barnett Shale in Texas and the Marcellus shale located in New York, Pennsylvania and Ohio.

6709800 CANADA, INC. DBA GPSLATITUDE ("GPSLATITUDE ") - TECHNOLOGY/SOFTWARE HARDWARE GROUP

GpsLatitude offers a line of secure, intelligent, mobile wireless gateways that offer secure, cost effective and always-on live data exchange between any remote mobile device to a control center and back to any mobile device(s). This data exchange is available on a global scale. The technologies' ability to inexpensively capture and transmit real time, full environment (360o) video and audio as well as sophisticated telemetry and wireless data allows for a broad range of applications.

GpsLatitude's technology is focused into the following markets:

   -Early responders, Police, Firefighters
   -Public Transportation
   -Military
   -Broadcast

GpsLatitude's research and development activities are focused on the development of improvements to its current products and technology. The mobile wireless gateways are considered developed and proven and are being marketed to potential customers.

GpsLatitude markets their wireless gateways not only directly through their efforts and the efforts of Trinity Solutions, but also in the development of industry relationships, which could take the form of licensing agreements, agency agreements and strategic alliances.

Currently, the Royal Canadian Mounted Police (RCMP) are utilizing the Company's products.

On August 6, 2010, GpsLatitude entered into an Alliance Marketing Agreement ("Alliance Agreement") with Bell Mobility, Inc. to co-market and co-sell Bell services combing with the wireless applications of GpsLatitude. The Alliance Agreement has a term of one year and can be renewed for additional one year terms, if the parties agree.


In February 2010, GpsLatitude was a speaker at the General Dynamic Itronix's European Business Partner Summit, as part of the General Dynamic's ACES Partner Program. The program has been developed by General Dynamic in order to develop long-term business relationships with partners. At the time of this filing, GpsLatitude has been offered and accepted an invitation to be a part of the ACES Partner Program. There is no written agreement between GpsLatitude and General Dynamic at this time.

TRINITY SOLUTIONS, INC. ("TRINITY SOLUTIONS") - SALES AND MARKETING DEVELOPMENT GROUP

Trinity Solutions is designed to maximize the opportunities available for federal and state contracts and other business opportunities. Trinity Solutions is designed to provide Latitude Solution's other business units, strategic partners and licensees with advantages to capture portions of these funds by utilizing strategic business alliances with selected tribes and other governmental strategic relationships.

Marketing advantages in the federal marketplace result from the unique contract bidding status of tribal "Super Certified" (8a, Hub Zone, Small Disadvantaged Business (SDB), and Disadvantaged Business Entity (DBE)) accreditation derived from the Small Business Administration and the U.S. Department of Transportation.

On December 18, 2008, Trinity Solutions entered into a Strategic Alliance Agreement with Applied Geo Technologies, a tribally chartered corporation wholly owned by the Mississippi Band of Choctaw Indians d/b/a Chahta Enterprises. This strategic alliance will allow us to actively compete for and participate in technology and government related contracts. The Strategic Alliance Agreement had an initial term of one year (December 17, 2009) and self renews for successive one year terms, unless either party two months prior to the term date gives written notice.

The Strategic Alliance Agreement provides for both parties to work together to bring together specific mutually beneficial projects that maximize the relative strengths of each party and minimize potential weak areas of either party by the use of the other parties recognized areas of strength. Each party bears its own costs arising out of the obligations of the Strategic Alliance Agreement and compensation to be determined on a project by project basis.

LSI's subsidiaries contain proprietary technologies, research and development capabilities for new products as well as robust marketing capabilities for both government and commercial sectors. Latitude Solutions, Inc. has capability to provide its subsidiaries' strategic partners and licensee's access to the markets for the future by addressing the needs of critical governmental departments which receive full budget funding for defense, anti-terrorism and critical infrastructure needs as part of the nation's new infrastructure stimulus package.

COMPETITION

LATITUDE CLEAN TECH AND LATITUDE ENERGY

The companies that we compete with are larger and in many situations better capitalized then our operations. We compete against companies such as Seimen's, General Electric and Ecosphere, among others. Latitude Clean Tech's and LES's primary competitors/alternatives are companies that provide solutions either on the front end or back end.

We have not been able to identify a competitor that can provide the solution to water problems pertaining to the remediation of suspended solids and colloidal suspensions. The competitive advantages of our technology, includes the low cost of operation, the ability to recycle large volumes of wastewater, the size and footprint of our units compared to technologies currently being offered. Additionally, our technology destroys the cells of viruses, bacteria, cysts, parasites, while removing heavy metals and emulsions.

Energy companies use many different methods and approaches in dealing with various types of oily waters resulting from oil recovery operations. The primary method of dealing with these waters throughout the United States is hauling them to permitted underground injection sites. We treat the oily waters at the well site. We believe that our pricing structure combined with the mobility of our solution and the ability to recycle large volumes provides an alternative to current methods that energy companies will prefer.

GPSLATITUDE

The law enforcement in-car video market is highly competitive. Digital in-car video is a quickly evolving technology, and the market continues to grow as digital technology gains widespread acceptance. Outdated analog video systems are being replaced by digital systems, and many communities are purchasing in-car video for the first time.

GpsLatitude's products meet the needs of the high-end mobile video market. We believe that our major competitors in the law enforcement sector are L-3 Communications, MobileVision, Panasonic, and Coban Technologies, Inc. Some of these competitors have significant advantages over the Company, including greater financial, technical, marketing or manufacturing resources, preferred vendor status with existing customer base, more extensive distribution channels, or faster response times to new or emerging technologies. Additionally, new competitors may enter the market with new products and technology. The Company seeks to offset these potential exposures in the market place through expansion of its strategic partnerships, such as Bell Canada.

RESEARCH AND DEVELOPMENT

All research and development costs are charged to results of operations as incurred. These expenses relate to salaries, consulting fees and other expenses related to the development of technology that allows for the wireless transfer of data to mobile receivers. These costs are included in operating expenses and are net of research and development reimbursements received from the Canadian Revenue Agency and from Revenue Quebec. These costs were $31,104 and $39,959 for the years ended January 31, 2010 and 2009.

In connection with the proprietary technology of Latitude Clean Tech Group, the Company holds a patent application and trademarks, as discussed below.

FACILITIES

The corporate headquarters for Latitude Solutions, Inc. operates out of Boca Raton, Florida, and operates out of an office building that occupies over 3,000 square feet. This space also includes our corporate headquarters for Latitude Clean Tech Group, Inc., Latitude Energy Services, LLC and Trinity Solutions, Inc. The space is rented under a lease agreement for a period of 5 years and an annual rent of $66,000.

Latitude Clean Tech Group, Inc. operates out of Boca Raton, Florida, and operates out of a warehouse building that occupies over 3,000 square feet. This space is rented under a lease agreement for a period of 1 year and an annual rent of $12,000

GpsLatitude is headquartered in Montreal, Canada and is operating in a facility that is in the city of Montreal, Borough of St. Laurent, Province of Quebec. . We recently entered into a lease agreement that provides 5,000 square feet of office, production and laboratory space being part of the building. The lease is for a period of 10 years. As part of the lease agreement, we pay $60,000 annually in rent.

Latitude Solutions, Inc. entered into a lease providing space for a laboratory in Colorado Springs, Colorado. The term of the lease is for 5 years and the first year's obligation in rent is $18,400.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2010, the Company including its divisions has 16 full-time employees and 1 part-time employee.

GOVERNMENT REGULATION

When we completed the acquisition of GpsLatitude and Trinity Solutions, our business became subject to certain government regulations and dealing with various government agencies. Certain GpsLatitude products rely on global positioning systems that are controlled, monitored, maintained and operated by the United States Department of Defense, which does not currently charge users for access to satellite signals. The U.S. government may revise or add to existing policies that could change the way users of the systems do business. Also, global positioning system technology is dependent on the use of the Standard Positioning Service ("SPS") provided by U.S. Government satellites, which operate in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by the International Telecommunications Union ("ITU"). The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the U.S., in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of signals, which could affect the utility and reliability of equipment. Any new technologies and services, such as ultra-wideband technologies, which GpsLatitude may propose, will have to be approved by the FCC.

Trinity Solutions is designed to provide the Company with marketing and sales capabilities to identify the opportunities available for federal and state government contracts. If the Company is to enter into contracts with and federal or state government entities, the Company could become subject to those entities jurisdiction and regulations.

As a result, the Company may deal with numerous federal agencies and entities, including the Departments of Defense, Energy, Justice, Health and Human
Services, Homeland Security, State, and Transportation. Similar government authorities exist in other countries and regulate our state or provincial efforts.

The Company would be required to comply with and would be affected by laws and regulations relating to the formation, administration, and performance of U.S. Government and other contracts. These laws and regulations, include among other things:

     o require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;
     o impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation;
     o impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and
     o restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Government contracts are conditioned upon the continuing availability of legislative appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

The U.S. Government and other governments may terminate any of our government contracts or subcontracts either at their convenience or for default based on performance.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

DESCRIPTION OF PROPERTIES/ASSETS

     Real Estate.                None.

     Title to properties.        None.

     Patents. Provisional Patent Application #US 61/356,027 for "Method and for producing high volumes of clean water by Electro Coagulation", filed with the United States Patent Office on June 17, 2010. Currently, the application is in the one year holding stage of the patent grant process.

     Trademarks                  Integrated Water Technologies Serial # 85020427
                                 Integrated Water Systems Serial #85019655
                                 Integrated Water Solutions Serial #85019721
                                 Clean Tech Serial #85066606
                                 Electro Precipitation Serial #85066594

ITEM 1A. RISK FACTORS
---------------------


                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO LSI'S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE LSI'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ABILITY OF LSI TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; LSI'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS REGISTRATION STATEMENT OR IN OTHER OF LSI'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. LSI IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                RISK FACTORS RELATING TO THE COMPANY AND BUSINESS

The following risk factors, as well as all other information set forth elsewhere in this registration statement, should be carefully considered before purchasing any of the shares of our common stock.

LSI HAS LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

The capital needs of LSI are projected to be $4,500,000 during the first 12 months of operations as outlined in the 12 Month Budget on Page 35. Such funds are not fully committed, at this time.

LSI has limited funds, and such funds may not be adequate to carry out the business plan. The ultimate success of LSI may depend upon its ability to raise additional capital. LSI has investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to LSI. If not available, LSI's operations will be limited to those that can be financed with its modest capital.

WE HAVE NO REVENUES TO SUSTAIN OUR OPERATIONS.

We are currently developing our business and have generated no revenues. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

WE HAVE CONVERTIBLE DEBT WHICH IS CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH DEBT COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2010 and December 31, 2009, we have outstanding convertible notes payable of $2,788,011 and $825,811, respectively. Such notes are due six months from the date of issuance and are convertible into shares of our common stock in whole or in part at a conversion price of $1.00 per share. When the note payables are converted into shares of our common stock this could have a dilutive effect to the holdings of our existing shareholders.

WE WILL INCUR EXPENSES IN CONNECTION WITH OUR SEC FILING REQUIREMENTS AND WE MAY NOT BE ABLE TO MEET SUCH COSTS, WHICH COULD JEOPARDIZE OUR FILING STATUS WITH THE SEC.

We expect to incur operational expenses as a result of becoming a public company in order to meet the filing requirements of the SEC. We may see an increase in our legal and accounting expenses as a result of such requirements. We estimate such costs on an annualized basis to be approximately $75,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. If we are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

WE HAVE A MINIMAL OPERATING HISTORY, SO INVESTORS HAVE NO WAY TO GAUGE OUR LONG TERM PERFORMANCE.

Our current operations were begun in March 2009. During the year ended December 31, 2010, we did not recognize revenues from our operational activities. During the year ended December 31, 2010, we recognized a net loss of ($7,756,748) on a consolidated basis. We must be regarded as a development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

WE MAY BE UNABLE TO OBTAIN AND RETAIN APPROPRIATE PATENT AND TRADEMARK PROTECTION OF OUR PRODUCTS AND SERVICES

We protect our intellectual property rights through patents, trademarks, trade names, trade secrets and a variety of other measures. However, these measures may be inadequate to protect our intellectual property or other proprietary information.

     o Trade secrets may become known by third parties. Our trade secrets or proprietary technology may become known or be independently developed by competitors.

     o Rights to patent applications and trade secrets may be invalidated. Disputes may arise with third parties over the ownership of our intellectual property rights. Patents may be invalidated, circumvented or challenged, and the rights granted under the patent application that provide us with a competitive advantage may be nullified.

     o Problems with future patent applications. Pending or future patent applications may not be approved, or the scope of the granted patent may be less than the coverage sought.

     o Infringement claims by third parties. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification may be asserted by third parties in the future. If any claims or actions are asserted against us, we can attempt to obtain a license for that third party's intellectual property rights. However, the third party may not provide a license under reasonable terms, or may not provide us with a license at all.

     o Litigation may be required to protect intellectual property rights. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the rights of third parties or to defend against claims of infringement or invalidity by third parties. Such litigation could be expensive, would divert resources and management's time from our sales and marketing efforts, and could have a materially adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS SUBSTANTIALLY ON THE CONTINUED RETENTION OF CERTAIN KEY PERSONNEL AND OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE TO SUPPORT OUR GROWTH.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. As a result, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we have a particular reliance upon Mr. Harvey Kaye, Chief Executive Officer and Mr. Matthew J. Cohen, Chief Operating Officer and Chief Financial Officer. The loss of the services of Mr. Kaye or Mr. Cohen for any reason could significantly impact our business and results of operations.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

LSI IS A HOLDING COMPANY, AND THERE ARE LIMITATIONS ON ITS ABILITY TO RECEIVE DISTRIBUTIONS FROM ITS SUBSIDIARIES.

We conduct all of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Moreover, some of our subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements. We cannot make any assurances that we will be able to continue to fund our activities in such manner.

OUR OFFICERS AND DIRECTORS ARE THE MAJORITY SHAREHOLDERS OF THE COMPANY. AS SUCH, THERE IS A POSSIBILITY OF THEM CONTROLLING THE COMPANY TO THE DETRIMENT OF OUTSIDERS.

Messrs. Kaye, Cohen, Blasland and Rowinski, officers and directors of the Company, are majority shareholders of the Company. As such they will be able to control the operations and the direction of the Company with very little outside influence.

In addition, all are directors of the Company and as such have the ability to approve and set their employment agreements and compensation with very little outside influence. In addition, the employment agreements of all four individuals provide for a cash bonus of equivalent to 15% of the prior twelve
(12) month's annual compensation, contingent on the Company reaching revenue, and gross profit targets per year as defined in writing with the Board of Directors before the commencement of each fiscal year.

               RISK FACTORS RELATING TO THE COMPANY'S SUBSIDIARIES

LATITUDE CLEAN TECH GROUP, LATITUDE ENERGY SERVICES, GPSLATITUDE AND TRINITY SOLUTIONS HAVE LIMITED OPERATING HISTORIES AND LSI WAS INACTIVE FOR SEVERAL YEARS. IF WE FAIL TO GENERATE PROFITS IN THE FUTURE, WE MAY EXHAUST OUR CAPITAL RESOURCES AND BE FORCED TO DISCONTINUE OPERATIONS.

Latitude Clean Tech Group and Trinity Solutions were organized in 2009 and have a limited operating history. Latitude Energy Services was organized in February 2011 and has a limited operating history. GpsLatitude was created in February 2007, specifically to develop and design mobile wireless products and also has a limited operating history. The potential for us to generate profits depends on many factors, including the following:

     o our ability to secure adequate funding to facilitate the anticipated business plan and goals of GpsLatitude, Latitude Clean Tech Group, Latitude Energy Services and Trinity Solutions;

     o the size and timing of future client contracts, milestone achievement, service delivery and client acceptance;

     o    success   in   developing,   maintaining   and   enhancing   strategic
          relationships with potential business partners;

     o actions by competitors towards the development and marketing of technologies, products and services that will compete directly with ours;

     o    the costs of maintaining and expanding operations; and

     o    our ability to attract and retain a qualified work force.

We cannot assure you that we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

SOME OF OUR GPSLATITUDE PRODUCTS RELY ON A GLOBAL POSITIONING SYSTEM THAT MAY BE SUBJECT TO TECHNOLOGICAL DIFFICULTIES AND FAILURES.

Certain GpsLatitude's products rely on a global positioning system, which is a satellite-based navigation and positioning systems consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 13 years. If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility GpsLatitude's global positioning system products and have a material negative effect on our business. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of global positioning system satellites over a long period, or that the policies of the U.S. government that provide for the use of the system without charge and without accuracy degradation, will remain unchanged. Any curtailment of the operating capability of the satellites could result in decreased user capability for some of GpsLatitude's products, thereby impacting markets and prospective sales.

ANY REALLOCATION OF RADIO FREQUENCY SPECTRUM COULD CAUSE INTERFERENCE WITH THE RECEPTION OF GLOBAL POSITIONING SYSTEM SIGNAL, WHICH COULD HARM GPSLATITUDE BUSINESS.

Global positioning system technology is dependent on the use of the Standard Positioning Service ("SPS") provided by U.S. Government satellites. A global positioning system operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ("ITU"). The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the U.S. in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of signal and may materially and adversely affect the utility and reliability of GpsLatitude products, which would, in turn, have a material adverse effect on operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in band, may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The FCC continually receives proposals for new technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS. Adverse decisions by the FCC that result in harmful interference to the delivery of the signal may materially and adversely affect the utility and reliability of GpsLatitude products, which could result in a material adverse effect on our business and financial condition.

IF WE FAIL TO KEEP UP WITH CHANGES AFFECTING OUR TECHNOLOGY AND THE MARKETS THAT WE SERVICE, WE WILL BECOME LESS COMPETITIVE AND THUS ADVERSELY AFFECT FUTURE FINANCIAL PERFORMANCE.

We expect that a significant portion of our future revenue will be derived from sales of newly introduced technology and products. In order to remain competitive and serve customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. In some cases these changes may be significant and the cost to comply with these changes may be substantial. Also, there can be no assurance that development stage products can be successfully completed or, if developed, will achieve significant customer acceptance. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We cannot assure you that we will be able to adapt to any technological and product changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to new technology, products and services may have a material and adverse effect on our operating results.

FAILURE TO OBTAIN REQUIRED CERTIFICATIONS OF OUR PRODUCTS ON A TIMELY BASIS COULD HARM OUR BUSINESS.

We have certain products that are subject to certifications before they can be sold. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. With respect to the healthcare industry and FCC certification is required and would cost in excess of $5,000. In addition, United Laboratory Certification may be required for a cost of $25,000. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce some of our existing or new products.

WE RELY ON INDEPENDENT DEALERS AND DISTRIBUTORS TO SELL OUR PRODUCTS AND ANY DISRUPTION TO THESE CHANNELS WOULD HARM OUR BUSINESS.

Because we anticipate marketing a majority of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. If dealers and distributors do not have sufficient levels of inventory, or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

BECAUSE OF THE PRODUCTS AND SERVICES WE WILL OFFER, WE MAY BECOME SUBJECT TO SIGNIFICANT PRODUCT LIABILITY EXPOSURE.

We will be dependent on third party suppliers for various components used in our current technology and products. Some of the components that we procure from third party suppliers include semiconductors and memory chips, batteries and microprocessors, some of which are the sole source of the components. The cost, quality and availability of components are essential to the successful production and sale of our products. Any significant disruption in the source of these components could seriously impact production of our products and seriously harm our ability to market these products.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

There are numerous competitors in the market places in which we will be marketing our products and we expect competition to increase in the future. Many of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO MANAGE FUTURE GROWTH EFFECTIVELY, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL PERFORMANCE.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain management and internal resources and cause other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. Further, our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to increase the scope of our operations domestically and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

GROSS MARGINS FOR OUR PRODUCTS MAY FLUCTUATE OR ERODE IN THE FUTURE.

Our future overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Our business is subject to various risks associated with doing business internationally. We estimate that approximately 20% of our net sales in the next 12 months could represent products shipped to international destinations, specifically in Denmark, Saudi Arabia, Lebanon and Africa. Accordingly, our business, financial condition and results of operations could be harmed by a variety of international factors, including:

     o    changes in foreign currency exchange rates;

     o changes in a specific country's or region's political or economic conditions;

     o    trade protection measures and import or export licensing requirements;

     o    potentially negative consequences from changes in tax laws;

     o    difficulty in managing widespread sales and manufacturing operations;

     o    acts of war, terrorism, or political unrest; and

     o    less effective protection of intellectual property.

If any of these risks become reality, we would most likely experience business difficulties that would negatively affect our results of operations.

                  RISKS RELATING TO OWNERSHIP LSI COMMON STOCK

THERE IS A LIMITED TRADING MARKET FOR LSI'S COMMON STOCK, THEREBY LIMITING A SHAREHOLDERS' OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently, only a limited trading market exists for LSI's common stock. The common stock trades on the Over The Counter QB Market (OTCQB) under the symbol "LATI." The OTCQB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells LSI stock could have a significant influence over its price at any given time. LSI cannot assure its shareholders that a greater market for LSI's common stock will be sustained. There is no assurance that LSI's common stock will have any greater liquidity than shares that do not trade on a public market. A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade on the Pink Sheets market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent shareholder losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

LSI has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON LSI STOCK PRICE.

A portion of the outstanding shares of common stock are held by LSI present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

LSI INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to LSI shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

LSI STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT AN INVESTOR MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THE INVESTOR NEEDS TO LIQUIDATE SHARES.

The shares of LSI's common stock is thinly-traded in the OTCQB, meaning that the number of persons interested in purchasing LSI common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that LSI is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if LSI came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as LSI or purchase or recommend the purchase of any of LSI's securities until such time as LSI becomes more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in LSI securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price. LSI cannot give you any assurance that a broader or more active public trading market for LSI common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, LSI can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of LSI.

TRADING IN OUR SHARES IN THE PUBLIC MARKET WILL MOST LIKELY BE VOLATILE BECAUSE OF FACTORS BEYOND OUR CONTROL.

There can be no assurance that our shares will continue to be quoted on the OTCQB or that they will be accepted for trading on another recognized trading market, or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares.

The  market  price  of  our  common  stock  could  be  subject  to   significant
fluctuations and the market price could be subject to any of the following factors:

     o    our failure to achieve and maintain profitability;

     o    changes  in  earnings  estimates  and   recommendations  by  financial
          analysts;

     o actual or anticipated variations in our quarterly and annual results of operations;

     o    changes in market valuations of similar companies;

     o announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

     o    loss of significant clients or customers;

     o    loss of significant strategic relationships; and

     o    general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

Our executive offices are located at 190 NW Spanish River Blvd., Suite 101, Boca Raton, Florida 33431 and the telephone number is (561) 417-0644 and the facsimile number is (561) 417-0560. We pay a monthly charge of $5,500 to use the office space for our operations. The lease has a term of 5 years. This space also includes our corporate headquarters for Latitude Clean Tech Group, Inc., Trinity Solutions, Inc. and Latitude Energy Services, LLC.

During the year ended December 31, 2010, the Company completed construction of its water plant with a capacity to treat 200 gallons per minute. The water plant is located at our manufacturing facility located in Colorado Springs, Colorado.

GPSLATITUDE

Latitude Clean Tech Group, Inc. operates a lab out of Boca Raton, Florida, out of a warehouse building that occupies over 3,000 square feet. This space is rented under a lease agreement for a period of 1 year and an annual rent of $12,000

GpsLatitude is headquartered in Montreal, Canada and is operating in a facility that is in the city of Montreal, Borough of St. Laurent, Province of Quebec. We recently entered into a lease agreement that provides 5,000 square feet of office, production and laboratory space being part of the building. The lease is for a period of 10 years. As part of the lease agreement, we pay $60,000 annually in rent.

Latitude Solutions, Inc. entered into a lease providing space for a laboratory in Colorado Springs, Colorado. The term of the lease is for 5 years and the first year's obligation in rent is $18,400.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

LSI anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and LSI cannot assure that their ultimate disposition will not have a materially adverse effect on LSI's business, financial condition, cash flows or results of operations. As of the filing of this document we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.


ITEM 4.  (REMOVED AND RESERVED)
-------------------------------








                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

There is a limited public trading market for the common stock. The Company's symbol is "LATI" on the OTCQB.

                                     HIGH                    LOW
QUARTER ENDED:
December 31, 2010                    $3.50                   $2.50
September 30, 2010                   $4.50                   $3.50
June 30, 2010                        $4.00                   $3.00
March 31, 2010                       $3.00                   $2.00

                                     HIGH                    LOW
QUARTER ENDED:
December 31, 2009                    $2.50                   $1.25
September 30, 2009                   $5.3793                 $1.00
June 30, 2009                        $5.7991                 $0.2320
March 31, 2009                       $5.7991                 $5.7991

HOLDERS

As of December 31, 2010, we had approximately 277 shareholders of record of our common stock.

DIVIDENDS

As of the filing of this document, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.









                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past two years without registering the securities under the Securities Act of 1933 as shown in the following tables:

SHARES ISSUED FOR PRIVATE OFFERING

                                                                            NUMBER OF        SALES PRICE
    DATE OF                                                                   SHARES           (VALUE)              NATURE OF
   ISSUANCE                                NAME                               ISSUED         TRANSACTION           TRANSACTION
---------------- -- ---------------------------------------------------- -- ----------- -- ---------------- -- --------------------
6/10/2009           Blasland & Associates, LLC                                     431               $0.20     Private Offering
6/10/2009           Donald P. Blasland                                           3,233               $0.20     Private Offering
6/10/2009           Robert M. Blasland                                             431               $0.20     Private Offering
6/10/2009           Kenneth Paul Blizzard & Amy Carol Blizzard                   2,156               $0.20     Private Offering
6/10/2009           James W. Bohlig                                                431               $0.20     Private Offering
6/10/2009           Brent Dooley                                                 1,078               $0.20     Private Offering
6/10/2009           Mark R. George                                               5,389               $0.20     Private Offering
6/10/2009           Mark R. George                                               5,389               $0.20     Private Offering
6/10/2009           Bruce J. Holtzman                                            5,389               $0.20     Private Offering
6/10/2009           Bruce J. Holtzman                                            2,156               $0.20     Private Offering
6/10/2009           Eugene P. Hunt and Patricia J. Hunt, JTWROS                  9,754               $0.20     Private Offering
6/10/2009           Eugene P. Hunt and Patricia J. Hunt, JTWROS                 16,167               $0.20     Private Offering
6/10/2009           William M. Kimbrough, Trustee William M Kimbrough
                    Rev. Living Trust U/A 8/6/1993                               1,078               $0.20     Private Offering
6/10/2009           Lori J. Kirman                                               2,156               $0.20     Private Offering
6/10/2009           Rick L. Kremer and Kathleen Kremer JTWROS                    4,311               $0.20     Private Offering
6/10/2009           Richard L. Lehman                                              647               $0.20     Private Offering
6/10/2009           Dr. Nigel A. Lewis and Mrs. Lorna E. Lewis                     862               $0.20     Private Offering
6/10/2009           Michael Martin                                               2,156               $0.20     Private Offering
6/10/2009           Saturday Holdings, Inc.                                      5,389               $0.20     Private Offering
6/10/2009           Joseph R. Nicolosi                                           4,311               $0.20     Private Offering
6/10/2009           Mario Saccente                                                 431               $0.20     Private Offering
6/10/2009           Edward F. Saroney, III                                       2,695               $0.20     Private Offering
6/10/2009           Donald Vanderbrook                                           1,078               $0.20     Private Offering
6/10/2009           Larry Vozzo                                                    862               $0.20     Private Offering
6/10/2009           Vroman Family Investments, LLC                                 431               $0.20     Private Offering

                                                                            -----------
                    TOTAL PRIVATE OFFERING SHARES                               78,411
                                                                            ===========

EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

SHARES ISSUED FOR COMPENSATION OR SERVICES

                                                                                     SALES PRICE
                                                            NUMBER OF SHARES           (VALUE)
DATE OF ISSUANCE                    NAME                         ISSUED              TRANSACTION        NATURE OF TRANSACTION
----------------- ----- ------------------------------ -- --------------------- -- ---------------- -- ------------------------
7/27/2009               Mark Kalmbach                                  250,000               $0.20     Compensation
7/27/2009               Gene Hunt                                      150,000               $0.20     Consulting Services
7/27/2009               Barry Zeiger                                     6,500               $0.20     Consulting Services
7/30/2009         (1)   Kenneth Koock                                   50,000               $0.20     Consulting Services
10/13/2009              Evan Dooley                                     10,000               $0.20     Consulting Services
10/13/2009              Robert Bouvette                                 10,000               $0.20     Consulting Services
10/13/2009              Alvin Laroque                                   50,000               $0.20     Consulting Services
11/19/2009              Blue Future, Inc.                               25,000               $0.20     Consulting Services
11/19/2009              Nathalie St. Pierre                             10,000               $0.20     Consulting Services
11/19/2009              Wakabayashi                                    200,000               $0.20     Consulting Services
12/30/2009              Frank Bendetto                                  25,000               $0.20     Consulting Services
1/5/2010                Robert Benko                                    25,000               $0.20     Consulting Services
2/2/2010                Peter Ochinko                                   25,000               $0.20     Consulting Services
2/19/2010               Robert Benko                                    20,000               $0.20     Consulting Services
3/22/2010               MD Associates                                  200,000               $0.20     Consulting Services
3/22/2010         (1)   Kenneth Koock                                   50,000               $0.20     Consulting Services
4/19/2010               Barry Zeiger                                     8,100               $0.20     Consulting Services
4/22/2010               Brent Dooley                                     2,700               $0.20     Consulting Services
4/26/2010               Kurt Hankins & Lynette Hankins, JTWROS           7,000               $0.20     Consulting Services
4/26/2010               Clint Young                                      5,000               $0.20     Consulting Services
4/26/2010               Richard C Murphy and Julie L Murphy             20,000               $0.20     Consulting Services
4/26/2010               Lanny Thacker                                    5,000               $0.20     Consulting Services
4/26/2010               Chris Riggio                                    20,000               $0.20     Consulting Services
4/26/2010               Gary Bolhuis and Denise E Bolhuis               42,600               $0.20     Consulting Services
4/26/2010               Jerry Christopherson                            10,000               $0.20     Consulting Services
4/26/2010               Neal Spear                                      10,000               $0.20     Consulting Services
4/26/2010               Richard A Impens and Anna M Impens              25,000               $0.20     Consulting Services




                                                                                     SALES PRICE
                                                            NUMBER OF SHARES           (VALUE)
DATE OF ISSUANCE                    NAME                         ISSUED              TRANSACTION        NATURE OF TRANSACTION
----------------- ----- ------------------------------ -- --------------------- -- ---------------- -- ------------------------

4/26/2010               Jerry Juhlin and Fran Juhlin                     5,000               $0.20     Consulting Services
4/26/2010               Russell Spear and Rose Spear                    10,000               $0.20     Consulting Services
4/26/2010               Don Pottoff and Jane Pottoff                    10,000               $0.20     Consulting Services
4/26/2010               Shawn Kierscht and Marie Louise Kierscht        15,000               $0.20     Consulting Services
4/26/2010               Bob Cornell Construction                        24,500               $0.20     Consulting Services
4/26/2010               Tim Meisner                                     78,000               $0.20     Consulting Services
4/26/2010               Tim Meisner                                     38,100               $0.20     Consulting Services
4/26/2010               Scott Riley                                     14,000               $0.20     Consulting Services
4/26/2010               Mark Spear and Mindi Spear                       5,000               $0.20     Consulting Services
4/26/2010               Kurt Hankins and Lynette Hankins                27,500               $0.20     Consulting Services
4/26/2010               Terry O'Kane and Peggy O'Kane                    1,000               $0.20     Consulting Services
4/26/2010               Torsten Arnold                                   5,882               $0.20     Consulting Services
8/23/2010               Buzzbahn                                       100,000               $0.20     Consulting Services
8/23/2010               Robert Carter                                  200,000               $0.20     Consulting Services
8/23/2010               Benko                                           55,000               $0.20     Consulting Services
8/23/2010         (1)   Koock                                          200,000               $0.20     Consulting Services
8/23/2010               Conrad Rodgers                                  35,000               $0.20     Consulting Services
8/23/2010               William Pritchard                               35,000               $0.20     Consulting Services
8/23/2010               John Lee                                        35,000               $0.20     Consulting Services
8/23/2010               Jerry Smith                                     35,000               $0.20     Consulting Services
8/31/2010               Brent Dooley                                    40,000               $0.20     Consulting Services
10/21/2010              Illia Petkov                                    50,000               $0.20     Consulting Services
10/26/2010              Brent Dooley                                    18,500               $0.20     Consulting Services
12/2/2010               Peaches Giunter Blank                          125,000               $0.20     Consulting Services
                                                                 --------------
                        TOTAL CONSULTING SERVICES SHARES             2,424,382
                                                                 ==============

MATERIAL RELATIONSHIPS
 (1) Director

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

SHARES ISSUED FOR THE MERGER

                                                                                                SALES PRICE
                                                                               NUMBER OF          (VALUE)            NATURE OF
    DATE OF ISSUANCE                            NAME                         SHARES ISSUED      TRANSACTION         TRANSACTION
------------------------- ---- ---------------------------------------- ---- -------------- -- --------------- --- ---------------
7/31/2009                      Blasland & Associates, LLC                            4,569              $0.21      Merger
7/31/2009                      Donald P. Blasland                                   34,267              $0.21      Merger
7/31/2009                      Robert M. Blasland                                    4,569              $0.21      Merger
7/31/2009                      Kenneth Paul Blizzard & Amy Carol
                               Blizzard                                             22,845              $0.21      Merger
7/31/2009                      James W. Bohlig                                       4,569              $0.21      Merger
7/31/2009                      Brent Dooley                                         11,422              $0.21      Merger
7/31/2009                      Mark R. George                                       57,111              $0.21      Merger
7/31/2009                      Mark R. George                                       57,111              $0.21      Merger
7/31/2009                      Bruce J. Holtzman                                    57,111              $0.21      Merger
7/31/2009                      Bruce J. Holtzman                                    22,845              $0.21      Merger
7/31/2009                      Eugene P. Hunt and Patricia J. Hunt,
                               JTWROS                                              103,372              $0.21      Merger
7/31/2009                      Eugene P. Hunt and Patricia J. Hunt,
                               JTWROS                                              171,334              $0.21      Merger
7/31/2009                      William M. Kimbrough, Trustee William
                               M Kimbrough Rev. Living Trust U/A
                               8/6/1993                                             11,422              $0.21      Merger
7/31/2009                      Lori J. Kirman                                       22,845              $0.21      Merger
7/31/2009                      Rick L. Kremer and Kathleen Kremer
                               JTWROS                                               45,689              $0.21      Merger
7/31/2009                      Richard L. Lehman                                     6,853              $0.21      Merger
7/31/2009                      Dr. Nigel A. Lewis and Mrs. Lorna E.
                               Lewis                                                 9,138              $0.21      Merger
7/31/2009                      Michael Martin                                       22,845              $0.21      Merger
7/31/2009                      Saturday Holdings, Inc.                              57,111              $0.21      Merger
7/31/2009                      Joseph R. Nicolosi                                   45,689              $0.21      Merger
7/31/2009                      Mario Saccente                                        4,569              $0.21      Merger
7/31/2009                      Edward F. Saroney, III                               28,556              $0.21      Merger
7/31/2009                      Donald Vanderbrook                                   11,422              $0.21      Merger
7/31/2009                      Larry Vozzo                                           9,138              $0.21      Merger
7/31/2009                      Vroman Family Investments, LLC                        4,569              $0.21      Merger
7/31/2009                      Edward F. Cowle                                   1,564,315              $0.21      Merger
7/31/2009                      H. Deworth Williams                               1,368,958              $0.21      Merger
7/31/2009                      Geoff Williams                                      827,501              $0.21      Merger
7/31/2009                      Leonard E. Neilson                                  160,000              $0.21      Merger
7/31/2009                 (1)  Hawk Management Group, Inc.                       1,283,333              $0.21      Merger
7/31/2009                      Victor Cordell                                      958,333              $0.21      Merger
7/31/2009                      Caleb V. Cordell                                     50,000              $0.21      Merger
7/31/2009                      Samuel V. Cordell                                    50,000              $0.21      Merger
7/31/2009                      Jennifer K. DiSenso                                  50,000              $0.21      Merger
7/31/2009                      Joshua V. Cordell                                    50,000              $0.21      Merger
7/31/2009                      Daniel V. Cordell                                    50,000              $0.21      Merger
7/31/2009                      David Skinner                                        25,000              $0.21      Merger
7/31/2009                      Mark Kalmbach                                        50,000              $0.21      Merger
7/31/2009                 (2)  Warren Blasland.                                  1,230,333              $0.21      Merger
7/31/2009                      Brian Blasland                                       50,000              $0.21      Merger


                                                                                                SALES PRICE
                                                                               NUMBER OF          (VALUE)            NATURE OF
    DATE OF ISSUANCE                            NAME                         SHARES ISSUED      TRANSACTION         TRANSACTION
------------------------- ---- ---------------------------------------- ---- -------------- -- --------------- --- ---------------

7/31/2009                      Bonnie Montgomery Wagner                              1,000              $0.21      Merger
7/31/2009                      Catherine Pettygrove                                  1,000              $0.21      Merger
7/31/2009                      Tonya Moore                                           1,000              $0.21      Merger
7/31/2009                 (3)  Jan Rowinski                                      1,283,334              $0.21      Merger
7/31/2009                      Harvey Klebanoff                                  2,023,960              $0.21      Merger
7/31/2009                      Helen Klebanoff                                   2,023,960              $0.21      Merger
7/31/2009                      William Kimbrough                                    10,000              $0.21      Merger
7/31/2009                      Mark George                                          50,000              $0.21      Merger
7/31/2009                      Marc Clair                                           50,000              $0.21      Merger
7/31/2009                      Robert Clair                                         25,000              $0.21      Merger
7/31/2009                      Robert Carter                                        50,000              $0.21      Merger
7/31/2009                      Julie Bloch C/F Lexie Bloch UGMA Florida             50,000              $0.21      Merger
7/31/2009                      Leonard Block and Julie Bloch                       200,000              $0.21      Merger
7/31/2009                      Randi Kant                                          200,000              $0.21      Merger
7/31/2009                      Gene Hunt                                            50,000              $0.21      Merger
7/31/2009                      Eric Clair                                            5,000              $0.21      Merger
7/31/2009                      Adam Clair                                            2,000              $0.21      Merger
                                                                             --------------
                               TOTAL MERGER SHARES                              14,624,998
                                                                             ==============

MATERIAL RELATIONSHIPS

     (1) Beneficially Matthew J. Cohen, Chief Operating Officer and Chief Financial Officer, Latitude Solutions, Inc. / Hawk Management Group, Inc.

     (2) Chief Executive Officer, Latitude Clean Tech Group, Inc. and Executive Vice President and Director of Latitude Solutions, Inc.

     (3) Chief Executive Officer of GpsLatitude and Executive Vice President and Director of Latitude Solutions, Inc.

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

SHARES ISSUED PURSUANT TO AGREEMENTS


                                                                NUMBER OF        SALES PRICE
    DATE OF                                                       SHARES           (VALUE)
   ISSUANCE                           NAME                        ISSUED         TRANSACTION             NATURE OF TRANSACTION
---------------- ---- ------------------------------------- -- ------------- -- --------------- -- ---------------------------------
   7/27/2009          Solucorp Industries                           500,000              $0.20     License & Purchase Agreement
   8/3/2009      (1)  Jan Rowinski                                1,608,750              $0.20     Stock Purchase Agreement
   8/3/2009           Aladin Gaston                               1,608,750              $0.20     Stock Purchase Agreement
   8/3/2009           Jacques Faguy                                 975,000              $0.20     Stock Purchase Agreement
   8/3/2009           Karen Jones                                    48,750              $0.20     Stock Purchase Agreement
   8/3/2009           Micro Innovation, Inc.                        633,750              $0.20     Stock Purchase Agreement
   3/22/2010     (2)  F & F T  William Gilmore                      600,000              $0.20     Agreement
                                                               -------------
                      TOTAL AGREEMENT SHARES                      5,975,000
                                                               =============

MATERIAL RELATIONSHIPS

     (1) President/Chief Executive Officer of GpsLatitude and Executive Vice President and Director of Latitude Solutions, Inc.

     (2)  President and Chief  Technology  Officer of Latitude Clean Tech Group,
          Inc.

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.












                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

SHARES ISSUED ON CONVERSION OF PROMISSORY NOTES IN 2009

                                                                          NUMBER OF         SALES PRICE
                                                                            SHARES            (VALUE)            NATURE OF
    DATE OF ISSUANCE                          NAME                          ISSUED          TRANSACTION         TRANSACTION
------------------------- - ----------------------------------------- -- ------------- -- ---------------- -- ----------------
11/6/2009                   Cathy E. Bell  and Roger L. Bell, JT               25,000               $0.20     Notes
11/6/2009                   Cathy E. Bell  and Roger L. Bell, JT               25,000               $0.20     Notes
                            Andrew Zebulon Besch or Katie Elizabeth
11/6/2009                   Besch, JT                                          10,000               $0.20     Notes
11/6/2009                   Donald P. Blasland                                 10,000               $0.20     Notes
11/6/2009                   Dennis Bollig and Darlene Bollig JTWROS           100,000               $0.20     Notes
11/6/2009                   John D. Brown                                      10,000               $0.20     Notes
11/6/2009                   John D. Brown                                      10,000               $0.20     Notes
11/6/2009                   Steven Chan                                         5,000               $0.20     Notes
11/6/2009                   Wayne A. Clegg                                     20,000               $0.20     Notes
11/6/2009                   Gilbert Dickson                                    25,000               $0.20     Notes
11/6/2009                   Jeremy Dickson                                     25,000               $0.20     Notes
11/6/2009                   Philip Dooley and Dana Dooley, JTWROS              10,000               $0.20     Notes
                            Douglas Neil Ferris and/or Maxine
11/6/2009                   Ferris, JTWROS                                     15,261               $0.20     Notes
11/6/2009                   David Flick & Shirley Flick, JTWROS                10,000               $0.20     Notes
                            Rick Fuerstenau and Marci Fuerstenau,
11/6/2009                   JTWROS                                             18,000               $0.20     Notes
11/6/2009                   Mark R. George                                     20,000               $0.20     Notes
11/6/2009                   Kurt Hankins & Lynette Hankins, JTWROS              7,500               $0.20     Notes
11/6/2009                   Dennis Holden                                       5,000               $0.20     Notes
11/6/2009                   Bruce J. Holtzman                                  10,000               $0.20     Notes
11/6/2009                   Duane E. Hunt & Lynda B. Hunt, JT                   5,000               $0.20     Notes
11/6/2009                   Eugene Hunt and Patricia Hunt, JT                  20,000               $0.20     Notes
11/6/2009                   Eugene Hunt and Patricia Hunt, JT                  51,500               $0.20     Notes
11/6/2009                   Eugene Hunt and Patricia Hunt, JT                   9,500               $0.20     Notes
11/6/2009                   Eugene Hunt and Patricia Hunt, JT                   2,000               $0.20     Notes
11/6/2009                   Michael Martin                                     10,000               $0.20     Notes
11/6/2009                   Jelt, LLC                                          15,000               $0.20     Notes
11/6/2009                   Terry O'Kane & Peggy O'Kane, JTWROS                 7,500               $0.20     Notes
11/6/2009                   John Charles Reding                                 5,000               $0.20     Notes






                                                                          NUMBER OF         SALES PRICE
                                                                            SHARES            (VALUE)            NATURE OF
    DATE OF ISSUANCE                          NAME                          ISSUED          TRANSACTION         TRANSACTION
------------------------- - ----------------------------------------- -- ------------- -- ---------------- -- ----------------
11/6/2009                    Charles James Reding or Lori Ann                  10,000               $0.20      Notes
                             Reding, JT
11/6/2009                    John Charles Reding                               10,000               $0.20      Notes
11/6/2009                    Keith Rhodes                                      10,000               $0.20      Notes
11/6/2009                    Lynda C. Schwartz                                  5,000               $0.20      Notes
11/6/2009                    James S. Shaver & Ann M. Shaver, JTWROS           10,000               $0.20      Notes
                             Lanny Thacker & Virginia Thacker,
11/6/2009                    JTWROS                                            15,000               $0.20      Notes
11/6/2009                    Mary Anne Toohey                                  10,000               $0.20      Notes
11/6/2009                    Stephen F. Walker                                 20,000               $0.20      Notes
11/6/2009                    Lance Warren                                      10,000               $0.20      Notes
11/6/2009                    Wes Werbury                                       10,000               $0.20      Notes
11/6/2009                    Edward B. Wolf                                     5,000               $0.20      Notes
                                                                         -------------
                             TOTAL NOTE SHARES                                601,261
                                                                         =============


EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

SHARES ISSUED ON CONVERSION OF PROMISSORY NOTES IN 2010

During the year ended December 31, 2009 and during the year ended December 31, 2010, the Company issued convertible notes payable amounting to $825,811 and $2,788,011, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock and warrants at a conversion price of $1.00 per share. The holders of the notes have converted the notes into shares of restricted common stock and warrants beginning in April 2010.


                                                                          NUMBER OF         SALES PRICE
    DATE OF                                                                SHARES             (VALUE)
   ISSUANCE                              NAME                              ISSUED           TRANSACTION        NATURE OF TRANSACTION
---------------- -- ----------------------------------------------- ---- ------------ --- ---------------- -- ----------------------
4/23/2010           David Flick & Shirley Flick, JTWROS                       10,583                $1.00     Conversion Shares
4/23/2010           Rick Fuerstenau and Marci Fuerstenau, JTWROS              19,050                $1.00     Conversion Shares
4/23/2010           Mark R. George                                            21,283                $1.00     Conversion Shares
4/23/2010           Kurt Hankins & Lynette Hankins, JTWROS                     7,981                $1.00     Conversion Shares
4/23/2010           Dennis Holden                                              5,204                $1.00     Conversion Shares
4/23/2010           Eugene Hunt and Patricia Hunt, JT                         21,400                $1.00     Conversion Shares
4/23/2010           Eugene Hunt and Patricia Hunt, JT                         55,105                $1.00     Conversion Shares
4/23/2010           Eugene Hunt and Patricia Hunt, JT                         10,165                $1.00     Conversion Shares
4/23/2010           Eugene Hunt and Patricia Hunt, JT                          2,128                $1.00     Conversion Shares
4/23/2010           Jelt, LLC                                                 15,788                $1.00     Conversion Shares
4/23/2010           Terry O'Kane & Peggy O'Kane, JTWROS                        7,938                $1.00     Conversion Shares
4/23/2010           Lanny Thacker & Virginia Thacker, JTWROS                  15,875                $1.00     Conversion Shares
4/23/2010           Stephen F. Walker                                         20,816                $1.00     Conversion Shares
4/23/2010           Lance Warren                                              10,408                $1.00     Conversion Shares
8/17/2010           John Charles Reding                                        5,408                $1.00     Conversion Shares
8/17/2010           Cathy E. Bell  and Roger L. Bell, JT                      26,750                $1.00     Conversion Shares
8/17/2010           Duane E.  Hunt & Lynda B. Hunt, JT                         5,379                $1.00     Conversion Shares
8/17/2010           Wayne A. Clegg                                            21,400                $1.00     Conversion Shares
8/17/2010           Edward B. Wolf                                             5,350                $1.00     Conversion Shares
8/17/2010           Dennis Bollig and Darlene Bollig JTWROS                  106,417                $1.00     Conversion Shares
8/17/2010           Andrew Zebulon Besch or Katie Elizabeth
                    Besch, JTWROS                                             10,642                $1.00     Conversion Shares
8/17/2010           Charles James Reding or Lori Ann Reding,
                    JTWROS                                                    10,642                $1.00     Conversion Shares
8/17/2010           John Charles Reding                                       10,642                $1.00     Conversion Shares
8/17/2010           Bruce J. Holtzman                                         10,642                $1.00     Conversion Shares
8/17/2010           Lynda C. Schwartz                                          5,321                $1.00     Conversion Shares
8/17/2010           Philip Dooley and Dana Dooley, JTWROS                     10,700                $1.00     Conversion Shares
8/17/2010           Philip Dooley and Dana Dooley, JTWROS                      2,000                $1.00     Conversion Shares
8/17/2010           Mary Anne Toohey                                          10,700                $1.00     Conversion Shares
8/17/2010           Michael Martin                                            10,583                $1.00     Conversion Shares
8/17/2010           Robert Scott Thorp                                        15,700                $1.00     Conversion Shares
8/17/2010           Gilbert Dickson                                           26,167                $1.00     Conversion Shares
8/17/2010           Wes Werbowy                                               10,467                $1.00     Conversion Shares
8/17/2010           Dwayne L. Nyman                                           10,408                $1.00     Conversion Shares
8/17/2010           Michael A. Wagner and Patrice L. Wagner                    5,204                $1.00     Conversion Shares
8/17/2010           Mark A. Klein                                             26,021                $1.00     Conversion Shares
8/17/2010           Randall G. Jorgenson                                      26,458                $1.00     Conversion Shares
8/17/2010           Wayne A. Clegg                                            26,021                $1.00     Conversion Shares
8/17/2010           Gary L. Rochleau or Janice M. Rochleau, JTWROS            10,408                $1.00     Conversion Shares
                    Gregory A. Rochleau or Kelly R. Rochleau,
8/17/2010           JTWROS                                                    10,408                $1.00     Conversion Shares



                                                                          NUMBER OF         SALES PRICE
    DATE OF                                                                SHARES             (VALUE)
   ISSUANCE                              NAME                              ISSUED           TRANSACTION        NATURE OF TRANSACTION
---------------- -- ----------------------------------------------- ---- ------------ --- ---------------- -- ----------------------

8/17/2010           Terry O'Kane & Peggy O'Kane, JTWROS                       12,334                $1.00     Conversion Shares
8/17/2010           Calvin Boekelman                                           5,204                $1.00     Conversion Shares
8/17/2010           Joan Widletz                                              15,612                $1.00     Conversion Shares
8/17/2010           Gregory Manning & Georgiana Manning, JT                   10,408                $1.00     Conversion Shares
8/17/2010           Torston K. Arnold                                         10,408                $1.00     Conversion Shares
8/17/2010           Wayne A. Clegg                                            10,408                $1.00     Conversion Shares
8/17/2010           Tami Hankins                                               5,204                $1.00     Conversion Shares
8/17/2010           Eugene Hunt and Patricia Hunt, JT                            729                $1.00     Conversion Shares
8/17/2010           Jelt, LLC                                                  5,204                $1.00     Conversion Shares
8/17/2010           John T. McGuire                                            4,684                $1.00     Conversion Shares
8/17/2010           Mark J. Miller                                            10,408                $1.00     Conversion Shares
8/17/2010           Eric C. Moe                                                7,806                $1.00     Conversion Shares
8/17/2010           Robert Scott Thorp                                        10,408                $1.00     Conversion Shares
8/17/2010           Michael Moe                                               11,449                $1.00     Conversion Shares
8/17/2010           Eugene Hunt and Patricia Hunt, JT                         79,103                $1.00     Conversion Shares
8/17/2010           Scott Riley & Pam Riley, Tenants in Common                10,408                $1.00     Conversion Shares
8/17/2010           Kurt Hankins & Lynette Hankins, JTWROS                    10,408                $1.00     Conversion Shares
8/17/2010           Tri-Square Construction, LLC                              62,450                $1.00     Conversion Shares
8/17/2010           Hunt Rental, LLC                                         208,167                $1.00     Conversion Shares
8/17/2010           Dean Meyer                                                 2,082                $1.00     Conversion Shares
8/17/2010           CareyCo Financial Group, Inc. 401K plan ROTH              11,449                $1.00     Conversion Shares
8/17/2010           Mark Spear & Mindi Spear, JTWROS                          13,010                $1.00     Conversion Shares
8/17/2010           Eugene Hunt and Patricia Hunt, JT                         49,440                $1.00     Conversion Shares
10/13/2010          Albert Clement                                             5,204                $1.00     Conversion Shares
10/13/2010          Mark A. Klein                                             26,021                $1.00     Conversion Shares
10/13/2010          Mark J. Miller                                            31,225                $1.00     Conversion Shares
10/13/2010          Eugene Hunt and Patricia Hunt, JT                         11,813                $1.00     Conversion Shares
10/13/2010          Terry O'Kane & Peggy O'Kane, JTWROS                        9,003                $1.00     Conversion Shares
10/13/2010          Bill Meyer                                                15,613                $1.00     Conversion Shares
10/13/2010          Steve Mueller & Nancy Mueller,  JTWROS                     5,204                $1.00     Conversion Shares
10/13/2010          Jerry Christopherson                                      20,817                $1.00     Conversion Shares
10/13/2010          Paul Trauger                                              15,613                $1.00     Conversion Shares
                    Wiernicki & Senyshyn, P.A. retirement Plan
12/6/2010           and Trust Roth                                            10,467                $1.00     Conversion Shares
12/6/2010           Mark A. Klein                                              2,290                $1.00     Conversion Shares
12/6/2010           Dennis Holden                                              5,204                $1.00     Conversion Shares
12/6/2010           Allied Investment Properties, LLC                         10,408                $1.00     Conversion Shares
12/6/2010           Michael E. Mulliniks                                      10,408                $1.00     Conversion Shares
12/6/2010           Rick Fuerstenau and Marci Fuerstenau, JTWROS               4,163                $1.00     Conversion Shares
12/6/2010           Jackson Kent Grizzard                                     12,490                $1.00     Conversion Shares
12/6/2010           Paul Trauger                                              10,408                $1.00     Conversion Shares
12/6/2010           David Flick & Shirley Flick, JTWROS                        5,204                $1.00     Conversion Shares

                                                                          NUMBER OF         SALES PRICE
    DATE OF                                                                SHARES             (VALUE)
   ISSUANCE                              NAME                              ISSUED           TRANSACTION        NATURE OF TRANSACTION
---------------- -- ----------------------------------------------- ---- ------------ --- ---------------- -- ----------------------

12/6/2010           Tim Meisner                                               44,964                $1.00     Conversion Shares
12/6/2010           Robert N. Becker & Mary C. Becker, JTWROS                103,500                $1.00     Conversion Shares
12/6/2010           Jack Colen & Arlen P. Colen, JTWROS                       10,408                $1.00     Conversion Shares
12/6/2010           Tim Meisner                                               75,981                $1.00     Conversion Shares
12/6/2010           Jack Colen & Arlen P. Colen, JTWROS                        5,204                $1.00     Conversion Shares
12/31/2010          Thomas Nedved                                             10,408                $1.00     Conversion Shares
12/31/2010          George Mark                                               21,337                $1.00     Conversion Shares
12/31/2010          Jelt, LLC                                                  7,806                $1.00     Conversion Shares
12/31/2010          Wayne A. Clegg                                             7,806                $1.00     Conversion Shares
12/31/2010          Paul Trauger                                              10,408                $1.00     Conversion Shares
12/31/2010          Tim Meisner                                              168,927                $1.00     Conversion Shares
12/31/2010          Scott J. Richardson                                       26,021                $1.00     Conversion Shares
12/31/2010          Meisner Roofing & Building Maintenance Inc.               85,348                $1.00     Conversion Shares
12/31/2010          Michael Moe                                               14,572                $1.00     Conversion Shares
12/31/2010          Dwayne L. Nyman                                           10,408                $1.00     Conversion Shares
12/31/2010          Mark Spear & Mindi Spear, JTWROS                           5,204                $1.00     Conversion Shares
12/31/2010          George E. Otis                                            10,350                $1.00     Conversion Shares
12/31/2010          Bogomil Banchev                                            5,175                $1.00     Conversion Shares
12/31/2010          Terry O'Kane & Peggy O'Kane, JTWROS                       16,560                $1.00     Conversion Shares
12/31/2010          Stephen F. Walker                                         31,050                $1.00     Conversion Shares
12/31/2010          Steven D. Dass                                             5,175                $1.00     Conversion Shares
12/31/2010          Theodore Sall                                              2,070                $1.00     Conversion Shares
12/31/2010          Douglas L. Wilhelm                                        10,350                $1.00     Conversion Shares
                                                                         ------------
                    TOTAL CONVERSION SHARES
                                                                           2,110,932
                                                                         ============

EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

ADDITIONAL SHARES ISSUED WITH CONVERSION OF NOTES

                                                                                                SALES PRICE
                                                                             NUMBER OF            (VALUE)
DATE OF ISSUANCE                          NAME                             SHARES ISSUED        TRANSACTION    NATURE OF TRANSACTION
----------------- -- -------------------------------------------------- -- --------------- -- ------------ -- ----------------------
1/20/2010            Calvin Beokleman                                               5,000           $0.13     Additional Note Shares
1/20/2010            Wayne A. Clegg                                                25,000           $0.13     Additional Note Shares
1/20/2010            Wayne A. Clegg                                                10,000           $0.13     Additional Note Shares
1/20/2010            Albert Clement                                                 5,000           $0.13     Additional Note Shares

                                                                                                SALES PRICE
                                                                             NUMBER OF            (VALUE)
DATE OF ISSUANCE                          NAME                             SHARES ISSUED        TRANSACTION    NATURE OF TRANSACTION
----------------- -- -------------------------------------------------- -- --------------- -- ------------ -- ----------------------

1/20/2010            Tami Hankins                                                   5,000           $0.13     Additional Note Shares
1/20/2010            Randall G. Jorgensen                                          25,000           $0.13     Additional Note Shares
1/20/2010            Mark A Klein                                                  25,000           $0.13     Additional Note Shares
1/20/2010            Gregory Manning & Georgiana Manning                           10,000           $0.13     Additional Note Shares
1/20/2010            John T. McGuire                                                4,500           $0.13     Additional Note Shares
1/20/2010            Mark J. Miller                                                10,000           $0.13     Additional Note Shares
1/20/2010            Eric C. Moe                                                    7,500           $0.13     Additional Note Shares
1/20/2010            Jelt, LLC                                                      5,000           $0.13     Additional Note Shares
1/20/2010            Dwayne L. Nyman                                               10,000           $0.13     Additional Note Shares
1/20/2010            Terry O'Kane & Peggy O'Kane                                   11,850           $0.13     Additional Note Shares
1/20/2010            Gary L. Rochleay or Janice M. Rochleau                        10,000           $0.13     Additional Note Shares
1/20/2010            Gregory A. Rochleaul or Kelly Rochleau                        10,000           $0.13     Additional Note Shares
1/20/2010            Robert Scott Thorp                                            15,000           $0.13     Additional Note Shares
1/20/2010            Robert Scott Thorp                                            10,000           $0.13     Additional Note Shares
1/20/2010            Michael A. Wagner and Patrice L. Wagner                        5,000           $0.13     Additional Note Shares
1/20/2010            Joan Widlitz                                                  15,000           $0.13     Additional Note Shares
4/23/2010            Torsten A. Arnold                                             10,000           $0.14     Additional Note Shares
4/23/2010            Eugene Hunt and Patricia Hunt, JT                                700           $0.14     Additional Note Shares
4/23/2010            Michael Moe                                                   11,000           $0.14     Additional Note Shares
4/23/2010            Eugene Hunt and Patricia Hunt, JT                             76,000           $0.14     Additional Note Shares
4/23/2010            Scott Riley & Pam Riley, JT                                   10,000           $0.14     Additional Note Shares
4/23/2010            Kurt Hankins & Lynette Hankins, JTWROS                        10,000           $0.14     Additional Note Shares
4/23/2010            Tri-Square Construction, LLC                                  35,000           $0.14     Additional Note Shares
4/23/2010            Hunt Rental, LLC                                             200,000           $0.14     Additional Note Shares
4/23/2010            Dean Meyer                                                     2,000           $0.14     Additional Note Shares
4/23/2010            Claudia Kiwi                                                  10,000           $0.14     Additional Note Shares
4/23/2010            Linda Creta                                                    5,000           $0.14     Additional Note Shares
4/23/2010            CaryCo Financial Group, Inc. 401K plan ROTH                   11,000           $0.14     Additional Note Shares
4/23/2010            Mark Spear & Mindi Spear, JTWROS                              12,500           $0.14     Additional Note Shares
4/23/2010            Deborah Lindstrom                                             10,000           $0.14     Additional Note Shares
4/23/2010            Mark A. Klein                                                 25,000           $0.14     Additional Note Shares
4/23/2010            Eugene Hunt and Patricia Hunt, JT                             47,500           $0.14     Additional Note Shares
4/23/2010            Mark J. Miller                                                30,000           $0.14     Additional Note Shares
4/23/2010            Jerry Christopherson                                          20,000           $0.14     Additional Note Shares
                     Wiernicki & Senyshyn, P.A. Retirement Plan and
4/23/2010            Trust Roth                                                    10,000           $0.14     Additional Note Shares
4/23/2010            Paul Trauger                                                  15,000           $0.14     Additional Note Shares
4/23/2010            Mark A. Klein                                                  2,200           $0.14     Additional Note Shares
4/23/2010            Dennis Holden                                                  5,000           $0.14     Additional Note Shares
4/23/2010            Linda C. Johnson & Barry A. Johnson, JTWROS                  100,000           $0.14     Additional Note Shares
4/23/2010            Michael E. Mulliniks                                          10,000           $0.14     Additional Note Shares
4/23/2010            Rick Fuerstenau and Marci Fuerstenau, JTWROS                   4,000           $0.14     Additional Note Shares
4/23/2010            Jackson Kent Grizzard                                         12,000           $0.14     Additional Note Shares
4/23/2010            Paul Trauger                                                  10,000           $0.14     Additional Note Shares
4/23/2010            David Flick & Shirley Flick, JTWROS                            5,000           $0.14     Additional Note Shares
4/23/2010            Tim Meisner                                                   43,200           $0.14     Additional Note Shares
8/17/2010            Tri-Square Construction, LLC                                  25,000           $0.14     Additional Note Shares
8/17/2010            Eugene Hunt and Patricia Hunt, JT                             11,350           $0.14     Additional Note Shares



                                                                                                SALES PRICE
                                                                             NUMBER OF            (VALUE)
DATE OF ISSUANCE                          NAME                             SHARES ISSUED        TRANSACTION    NATURE OF TRANSACTION
----------------- -- -------------------------------------------------- -- --------------- -- ------------ -- ----------------------

8/17/2010            Terry O'Kane & Peggy O'Kane, JTWROS                            8,650           $0.14     Additional Note Shares
8/17/2010            Bill Meyer                                                    15,000           $0.14     Additional Note Shares
8/17/2010            Steve Mueller & Nancy Mueller,  JTWROS                         5,000           $0.14     Additional Note Shares
8/17/2010            Allied Investment Properties, LLC                             10,000           $0.14     Additional Note Shares
8/17/2010            Robert N. Becker & Mary C. Becker, JTWROS                    100,000           $0.14     Additional Note Shares
8/17/2010            Jack Colen & Arlene P. Colen, JTWROS                          10,000           $0.14     Additional Note Shares
8/17/2010            Tim Meisner                                                   73,000           $0.14     Additional Note Shares
8/17/2010            Jack Colen & Arlene P. Colen, JTWROS                           5,000           $0.14     Additional Note Shares
8/17/2010            Thomas Nedved                                                 10,000           $0.14     Additional Note Shares
8/17/2010            Mark R. George                                                20,500           $0.14     Additional Note Shares
8/17/2010            Jelt, LLC                                                      7,500           $0.14     Additional Note Shares
8/17/2010            Wayne A. Clegg                                                 7,500           $0.14     Additional Note Shares
8/17/2010            Paul Trauger                                                  10,000           $0.14     Additional Note Shares
8/17/2010            Tim Meisner                                                  162,300           $0.14     Additional Note Shares
8/17/2010            Scott J. Richardson                                           25,000           $0.14     Additional Note Shares
8/17/2010            Meisner Roofing & Building Maintenance Inc.                   82,000           $0.14     Additional Note Shares
8/17/2010            Brendon Wade Bluestein & Nancy Lynn Bluestein                 33,000           $0.14     Additional Note Shares
8/17/2010            Michael Moe                                                   14,000           $0.14     Additional Note Shares
8/17/2010            Dwayne L. Nyman                                               10,000           $0.14     Additional Note Shares
8/17/2010            Mark Spear & Mindi Spear, JTWROS                               5,000           $0.14     Additional Note Shares
8/17/2010            Georgia E. Otis                                               10,000           $0.14     Additional Note Shares
8/17/2010            Bogomil Banchev                                                5,000           $0.14     Additional Note Shares
8/17/2010            Terry O'Kane & Peggy O'Kane, JTWROS                           16,000           $0.14     Additional Note Shares
8/17/2010            Stephen F. Walker                                             30,000           $0.14     Additional Note Shares
8/17/2010            Steven D. Dass                                                 5,000           $0.14     Additional Note Shares
8/17/2010            Theodore Sall                                                  2,000           $0.14     Additional Note Shares
8/17/2010            Douglas L Wilhelm                                             10,000           $0.14     Additional Note Shares
8/17/2010            Ilia Petkov                                                   25,000           $0.14     Additional Note Shares
8/17/2010            Joseph R. Nicolosi                                            10,000           $0.14     Additional Note Shares
8/17/2010            Janice Joy and Todd Joy, JT                                    5,000           $0.14     Additional Note Shares
8/17/2010            Robbert Lewis Wiss                                            10,000           $0.14     Additional Note Shares
8/17/2010            Mark R. George                                                30,000           $0.14     Additional Note Shares
8/17/2010            Paul Trauger                                                   5,000           $0.14     Additional Note Shares
8/17/2010            Thomas N.T. Mullen                                            25,000           $0.14     Additional Note Shares
8/17/2010            E. Duane Meyer                                               100,000           $0.14     Additional Note Shares
8/17/2010            James B. Dixon                                                10,000           $0.14     Additional Note Shares
8/17/2010            Wilhelm Charitable Remainder Trust                            10,000           $0.14     Additional Note Shares
8/17/2010            Mark D. Roy & Audrey J. Roy, JTWROS                           26,000           $0.14     Additional Note Shares
8/17/2010            Scott J. Richardson                                           25,000           $0.14     Additional Note Shares
8/17/2010            Robert C. Parson & Margaret E. Parson, JTWROS                 12,500           $0.14     Additional Note Shares
8/17/2010            Jane S. Gunnels                                               10,000           $0.14     Additional Note Shares
8/17/2010            Cynthia Williams                                              30,000           $0.14     Additional Note Shares
9/10/2010            Barry Johnson                                                 75,000           $0.14     Additional Note Shares
9/10/2010            Barry Johnson                                                 75,000           $0.14     Additional Note Shares
10/13/2010           Michael Martin                                                 5,000           $0.14     Additional Note Shares
10/13/2010           Claudia Kiwi                                                   5,000           $0.14     Additional Note Shares
10/13/2010           Barbara Quist & Anthony Davis, JTWROS                         10,000           $0.14     Additional Note Shares

                                                                                                SALES PRICE
                                                                             NUMBER OF            (VALUE)
DATE OF ISSUANCE                          NAME                             SHARES ISSUED        TRANSACTION    NATURE OF TRANSACTION
----------------- -- -------------------------------------------------- -- --------------- -- ------------ -- ----------------------

10/13/2010           Marjorie Lynch                                                20,000           $0.14     Additional Note Shares
                     B. Dudley Tarlton, IV. and Lynette A. Tarlton,
10/13/2010           JTWROS                                                        10,000           $0.14     Additional Note Shares
10/13/2010           Robbin Lee & Joseph Kennedy, JTTN                             10,000           $0.14     Additional Note Shares
10/13/2010           Logan A. Lee                                                   5,000           $0.14     Additional Note Shares
10/13/2010           Daniel R. Lawless                                              7,500           $0.14     Additional Note Shares
10/13/2010           Brownell Family Trust, (est. 2/16/1988)                       15,000           $0.14     Additional Note Shares
10/13/2010           Robert C. Parson & Margaret E. Parson, JTWROS                  5,000           $0.14     Additional Note Shares
10/13/2010           Joel Vander Leest & Cheryl Vander Leest, JTWROS               10,000           $0.14     Additional Note Shares
10/13/2010           Douglas L Wilhelm                                              5,000           $0.14     Additional Note Shares
                     John Pomonis, Jane Linnehan, Janette Moskin,
10/13/2010           JTWROS                                                         7,500           $0.14     Additional Note Shares
10/13/2010           Leonore Becker or Audrey Becker, JTWROS                       25,000           $0.14     Additional Note Shares
10/13/2010           Walker Family Limited Partnership                            100,000           $0.14     Additional Note Shares
10/13/2010           Jay Newman                                                    10,000           $0.14     Additional Note Shares
                     Brendon Wade Bluestein & Nancy Lynn Bluestein,
10/13/2010           JTWROS                                                        16,000           $0.14     Additional Note Shares
10/13/2010           Jelt, LLC                                                      7,500           $0.14     Additional Note Shares
10/13/2010           Scott Riley & Pam Riley, JT                                   20,000           $0.14     Additional Note Shares
10/13/2010           Eric C. Moe                                                    1,500           $0.14     Additional Note Shares
10/13/2010           Robert A. Walde                                                5,000           $0.14     Additional Note Shares
10/13/2010           Scott J. Richardson                                           12,500           $0.14     Additional Note Shares
11/15/2010           Kyoung WonLee                                                300,000           $0.14     Additional Note Shares
12/1/2010            Daniel R. Lawless                                              3,500           $0.14     Additional Note Shares
12/1/2010            Steven Guyer                                                 110,000           $0.14     Additional Note Shares
12/6/2010            Joyce Peluso                                                   5,000           $0.14     Additional Note Shares
12/6/2010            Mark R. George                                                10,000           $0.14     Additional Note Shares
12/6/2010            Neal E. Massey                                                20,000           $0.14     Additional Note Shares
12/6/2010            E. Duane Myer                                                 50,000           $0.14     Additional Note Shares
12/6/2010            Keith Rhodes                                                  12,000           $0.14     Additional Note Shares
12/6/2010            Jill N. Marburger                                            250,000           $0.14     Additional Note Shares
12/6/2010            Daniel R. Lawless                                              7,500           $0.14     Additional Note Shares
12/6/2010            David P. Lawless                                               5,000           $0.14     Additional Note Shares
12/6/2010            Mark R. George                                                 6,250           $0.14     Additional Note Shares
12/6/2010            The Bibicoff Family Trust, dated May 6, 2000                 150,000           $0.14     Additional Note Shares
12/6/2010            Joseph B. Thomas V and Margareth G Thomas, JTRWOS             30,000           $0.14     Additional Note Shares
12/6/2010            Jack Colen & Arlene P. Colen, JTWROS                           7,500           $0.14     Additional Note Shares
12/6/2010            Alan R. Greenberg                                             25,000           $0.14     Additional Note Shares
12/6/2010            Keith Rhodes                                                   5,000           $0.14     Additional Note Shares
12/8/2010            MLPF&S as Cust FBO Bennet Scauzzo                             25,000           $0.14     Additional Note Shares
12/14/2010           Schafer and Company, LLC                                      10,000           $0.14     Additional Note Shares
12/14/2010           Eugene Hunt and Patricia Hunt, JT                             26,600           $0.14     Additional Note Shares
12/14/2010           Kurt Hankins & Lynette Hankins, JTWROS                        15,000           $0.14     Additional Note Shares
12/14/2010           Jerry Christopherson                                          40,000           $0.14     Additional Note Shares
12/14/2010           Calvin Boekelman                                               2,000           $0.14     Additional Note Shares
12/14/2010           Clint Young                                                    5,000           $0.14     Additional Note Shares

                                                                                                SALES PRICE
                                                                             NUMBER OF            (VALUE)
DATE OF ISSUANCE                          NAME                             SHARES ISSUED        TRANSACTION    NATURE OF TRANSACTION
----------------- -- -------------------------------------------------- -- --------------- -- ------------ -- ----------------------

12/14/2010           Michael Moe                                                    1,000           $0.14     Additional Note Shares
12/14/2010           Eric C. Moe                                                   10,600           $0.14     Additional Note Shares
12/30/2010           Dwayne L. Nyman                                               65,000           $0.14     Additional Note Shares
                                                                            --------------
                     TOTAL ADDITIONAL NOTE SHARES                               3,686,700
                                                                            ==============

EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

None of the above listed shareholders are registered broker-dealers or are associates of a registered broker-dealer.

ISSUER PURCHASES OF EQUITY SECURITIES

LSI did not repurchase any shares of its common stock during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENTS' DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

Latitude Solutions, Inc., through three subsidiaries, has operations based upon its proprietary technologies.

Latitude Clean Tech Group, Inc. provides products, processes and solutions for contaminated water applications. LCTG provides products, processes and solutions for contaminated water issues resulting from various oil/gas drilling operations including water used in hydraulic fractionizing of wells, contaminated water relating to the Alberta oil sands, and mining operations producing contaminated water. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues, together with ever increasing expenditures for defense, surveillance and anti-terrorism requirements, there is a growing market for the Company's technologies, both domestically and possibly internationally.

6709800 Canada, Inc. dba GpsLatitude, the Company's second subsidiary, is the technology/software/hardware group, which provides wireless telemetry/live video streaming and security products for Mobile Assets, Public Security, Corporate and National Security applications. The Company has established a marketing strategic alliance with U.S. defense contractor, General Dynamics, as well as with Bell Canada to jointly market the Company's technologies. Additionally, the Royal Canadian Mounted Police (RCMP) are utilizing the Company's products.

Trinity Solutions, Inc., the Company's third operating subsidiary, is the Company's internal business marketing subsidiary which provides sales and marketing support to the other subsidiaries.

On February 8, 2011, Latitude Energy Services, LLC was organized in the state of Nevada. LSI has a 70% equity ownership in LES, the remaining 30% equity ownership is owned by third party entities. LSI is one of five managers of the LLC, the other four managers are from the 30% equity owners of the LLC. Latitude Energy Services, LLC will provide water remediation services to the Oil, Gas and Energy industries worldwide utilizing innovative and patented technologies developed by its majority equity owner, Latitude Solutions, Inc. ("LSI") and its subsidiary companies.

Our Budget for operations in next year is as follows:

                                                              MAXIMUM
                                                      -------------------------
Operational Expenses:
   Legal Fees (Registration Statement)                                 $50,000
   Legal Fees (Other)                                                  $43,000
   Accounting                                                          $75,000
   Transfer Agent Fees                                                 $45,000
   Salaries                                                         $2,356,000
   Rent                                                               $176,750
   Finance Costs                                                      $550,000
   Advertising                                                        $341,000
   Business Development                                               $195,000
   Travel and Entertainment                                           $496,000
  Insurances                                                           $99,000
                                                      -------------------------
                                                                    $4,426,750

Based on our current cash reserves as of December 31, 2010 of $216,200 we have an operational budget of six months. The budget of $4.4 million will be supported by fundraising, of which no funds are committed are not. We have not generated any revenues to date. We account for our ownership in GpsLatitude as an equity investment recognizing gains and losses on that investment. If we are unable to begin to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED  DECEMBER 31, 2010 WITH THE YEAR ENDED DECEMBER 31,
2009

                                                       For the Years Ended
                                                          December 31,                         Change
                                                ---------------------------------- ------------------------------
                                                      2010             2009               $               %
                                                ----------------- ---------------- ----------------- ------------
REVENUES                                        $              -  $             -  $              -           -%
COST OF REVENUES                                               -                -                 -           -
                                                ----------------- ---------------- ----------------- ------------
GROSS PROFIT (LOSS)                                            -                -                 -           -
                                                ----------------- ---------------- ----------------- ------------
OPERATING EXPENSES
    Legal and accounting expense                         192,106           53,282           138,824       260.5%
    Consulting fees                                    1,729,462          878,393           851,069        96.9%
    Rent expense                                          69,048           57,341            11,707        20.4%
    Salaries expense                                     762,790           20,988           741,802       353.4%
    Travel expense                                       251,301          141,601           109,700        77.5%
    General and administrative                           772,637           89,239           683,398         766%
                                                ----------------- ---------------- ----------------- ------------

    Total expenses                                     3,777,344        1,240,844         2,536,500         204%
                                                ----------------- ---------------- ----------------- ------------
LOSS FROM OPERATIONS                                  (3,777,344)      (1,240,844)        2,536,500         204%
                                                ----------------- ---------------- ----------------- ------------

OTHER EXPENSES
     Acquisition expense                                       -          350,000         (350,000)       (100%)
     Finance costs                                     3,554,150          825,811         2,728,339       330.3%
     Interest expense                                    120,886           24,405            96,481       395.3%
     Equity in losses to investee                        304,368           49,728           254,640       512.1%
                                                ----------------- ---------------- ----------------- ------------
    Total other expense                                3,979,404        1,249,944         2,719,460       218.4%
                                                ----------------- ---------------- ----------------- ------------

NET LOSS                                             (7,756,748)      (2,490,788)         5,265,960       211.5%
                                                ----------------- ---------------- ----------------- ------------

LOSS PER SHARE                                  $         (0.33)  $        (1.06)  $          (0.73)     (68.8%)

WEIGHTED AVERAGE OUTSTANDING
     SHARES
    BASIC AND DILUTED                                 23,415,247        2,342,017


REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, the Company had completed construction of its water plant with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, we expect to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2010 were $3,777,344 as compared to $1,240,844 for the year ended December 31, 2009, an increase of $2,536,500 or 204%. The increase was primarily caused by an increase of $851,069 in consulting fees and a $741,802 increase in salaries expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $109,700 which resulted from our proof of concept customer demonstrations. Additional increases of $138,824 in legal and accounting expenses as a result of our efforts to register with the Securities and Exchange Commission and $683,398 in general and administrative expenses contributed to the increase over the prior year.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2010 was $3,777,344 compared to a loss of $1,240,844 for the year ended December 31, 2009, an increase of $2,536,500 or 204.5%. The increase in the loss from operations in 2010 versus 2009 was due to the increases in operating expenses identified above.

INTEREST EXPENSE

Interest expense was $120,866 for the year ended December 31, 2010 as compared to $24,405 for the year ended December 31, 2009, an increase of $96,481 or 395.3%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the year ended December 31, 2010, the Company recognized a net loss of $7,756,748 compared to $2,490,788 for the year ended December 31, 2009. The Company's net loss increased $5,265,960 during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The primary reasons for this increase was an increase in operating expenses of $2,536,500, plus an increase in finance costs of $2,728,339 caused by the increase in debt financing. The amount of $350,000 is attributed to the acquisition of the public shell.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company had total current assets of $ 216,200, consisting solely of cash on hand. At December 31, 2010, we had total current liabilities of $ 4,341,570, consisting of $907,685 in accounts payable and accrued liabilities, $412,409 due to investee, $35,400 related party payable, convertible debt of $2,788,011 and a liability to issue common stock of $198,065. At December 31, 2010, the Company has a working capital deficit of $4,125,370.

Net cash used in operating activities was $2,234,918 for the year ended December 31, 2010, compared to $862,652 for the year ended December 31, 2009. This increase in cash used relates to the significantly higher cash expenses during the year ended December 31, 2010 due to an increase in operating activities including an increase in consulting and travel expenses. During the year ended December 31, 2010, net losses of $7,756,748 were offset by non-cash items of $3,554,150 in financing costs, $385,970 in common stock for services, $1,036,489 in warrants issued for services, $28,134 in depreciation expense and $304,368 in equity loss in the GPS Latitude investment.

The Company's net cash used in investing activities was $1,123,165 for the year ended December 31, 2010 compared to net cash used in investing activities of $117,046 for the year ended December 31, 2009. In 2010 the Company invested $373,879 in plant and equipment.

The Company's net cash provided by financing activities was $3,572,150 for the year ended December 31, 2010 compared to net cash provided by financing activities of $980,974 for the year ended December 31, 2009. During the year ended December 31, 2010, the Company received $3,552,150 in proceeds from the issuance of convertible debt and $25,000 from a related party payable.

At December 31, 2010 and 2009, the Company had convertible notes payable outstanding of $2,788,011 and $825,811, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

At December 31, 2010 and 2009, the Company had a liability to issue stock of $198,065 and $39,576, respectively. The balance at December 31, 2010 is comprised of $129,671 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010. The balance at

December 31, 2009 is comprised of $29,576 of bonus shares issued in 2010 and $10,000 of consulting services rendered in 2009.

As of December 31, 2010, $705,061 of the outstanding convertible notes payable have reached their maturity date and $479,800 of this amount has been converted to stock subsequent to December 31, 2010.

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," is accounted for in accordance with guidelines established by ASC 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS." The relative fair value of the beneficial conversion feature and other embedded features are individually valued at fair market value and are either expensed or amortized over the term of the related instruments. Since the holders are fully vested with respect to these features, the Company has recognized the respective values of these features up the proceeds received as financing costs and not as a discount in the accompanying financial statements.

NEED FOR ADDITIONAL FINANCING

The Company anticipates the need for an additional $6- $10 million in financing over the next twelve months in order to fund the building of additional water units which is marketed under the Companies trade mark brand named Integrated Water Systems(TM). Management is currently exploring several financing alternatives including both debt and equity financing. However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

CRITICAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                   Furniture and fixtures            5 to 7 years
                   Computer equipment                5 years
                   Equipment                         5 to 7 years
                   Software                          3 to 5 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retires or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS

In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $207,267 and $0 at December 31, 2010 and 2009, respectively. Amortization expense related to the intangible assets was $14,733 and $0 for the years ended December 31, 2010 and 2009, respectively. Amortization expenses related to intangible assets is expected to be approximately $14,800 each year for 2011 through 2015.

EQUITY INVESTMENTS

The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

REVENUE RECOGNITION AND COST OF REVENUES

Machinery and royalty revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Licensing and other services will include revenues from technology licensing and maintenance services. These services are provided to customers ongoing and will be billed up front on a monthly or quarterly basis and recognized as revenue equally during the term of the arrangement in accordance with ASC 605-25, "MULTIPLE ELEMENT ARRANGEMENTS". Since inception, no revenue has been generated.

Costs of revenues for the Company will consist primarily of costs to purchase machinery and equipment and the shipping costs necessary to distribute products to customers.

FINANCIAL INSTRUMENTS

The Company adopted the provisions of ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES", effective January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

     o Level 1 - Quoted prices in active markets for identical assets or liabilities.

     o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

LSI's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Latitude Solutions, Inc. for the two-years ended December 31, 2010, period from June 3, 1983 (inception) through December 31, 2010 appear as pages 53 through 75.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as LSI's directors or executive officers, including their ages as of December 31, 2010.

          NAME            AGE                 POSITION
------------------------ ----- -------------------------------------------------
Harvey Kaye               70   Chief Executive Officer, President and
                               Chairman of Latitude Solutions, Inc.

Matthew J. Cohen          52   Chief Operating Officer, Chief Financial Officer
                               and Director of Latitude Solutions, Inc.

Warren V. Blasland, Jr.   65   Executive Vice President and Director of Latitude
                               Solutions, Inc. and Chief Executive Officer of
                               Latitude Clean Tech Group, Inc.

Jan Rowinski,             57   Executive Vice President and Director of Latitude
                               Solutions, Inc. and Chief Executive Officer/
                               President of GpsLatitude

Kenneth Koock             68   Director of Latitude Solutions, Inc.


LSI officers are elected by the board of directors at the first meeting after each annual meeting of LSI shareholders and hold office until their successors are duly elected and qualified under LSI bylaws.

The directors named above will serve until the next annual meeting of LSI's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of LSI and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

HARVEY KAYE, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Mr. Kaye was appointed as an officer and director of Latitude Solutions, Inc. on March 24, 2009. Mr. Kaye is formally Chairman and CEO of Gulfstream Capital Group, Inc., from 1993 to May 2008, a merchant banking, consulting and financial advisory organization, which provides advisory and corporate finance services to both public and private companies. Mr. Kaye has more than 30 years of experience in providing financing, strategic planning and administrative leadership to both large and small companies as an entrepreneur, investment banker, chairman, chief executive officer and director. Gulfstream has acted in a merchant banking, financial advisory and strategic planning capacity for numerous corporations, both public and private.

Currently, Mr. Kaye is on the Board for Angstrom Technologies, a security company that is engaged in manufacturing UV chemicals and scanners and other products for the security industry. Mr. Kaye has a BS in business from Temple University.

Mr. Kaye was appointed to the board of directors because of his experience in both development of financing and also strategic planning, experiences that are beneficial to Latitude Solutions at this stage in its operations.

MATTHEW J. COHEN, CHIEF OPERATING OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Cohen was appointed as an officer March 24, 2009 and to the board of Latitude Solutions, Inc. on April 30, 2010. Mr. Cohen formerly served as Chief Financial Officer of Cavit Sciences from July 2008 to June 2009; a publicly traded company, and has also been the Chief Executive Officer and Chief Financial Officer of Genio Group, Inc. from July 2004 to June 2006 , a public company, as well as a member of its board of directors. Prior to these engagements, Mr. Cohen served as the Chief Financial Officer for several companies across a variety of industries including Sea Aerosupport, Inc. from June 2004 to July 2006, and Life Imaging Corporation from September 2002 to December 2003 a provider of diagnostic services and Interactive Technologies.com, Ltd., a publicly traded benefit and services company, where he continues today as a member of its board of directors. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York earned in 1980.

Mr. Cohen was appointed to the board of directors not only because of his background in management of public entities, but also because of his knowledge of public company accounting issues.

WARREN V. BLASLAND, JR., EXECUTIVE VICE PRESIDENT AND DIRECTOR OF LATITUDE SOLUTIONS, INC. AND CHIEF EXECUTIVE OFFICER OF LATITUDE CLEAN TECH GROUP, INC.

Mr. Blasland was appointed as an officer and to the board of Latitude Solutions, Inc. on March 24, 2009. Mr. Blasland is a Professional Engineer who has over 30 years experience in environmental engineering, including executive responsibility for the planning, design, construction and operation of waste treatment, water purification, and hazardous waste facilities. Mr. Blasland is licensed in 17 states nationwide and was President and CEO of Blasland Consulting Services, Inc., Environmental Engineers and Scientists from 2001 to 2008. He is the founder and retired President and Chairman of Blasland, Bouck & Lee, Inc., and is also the founder and former Chairman of BBL Environmental Services, Inc., a national Hazardous Waste Construction Company from 1984 through 2001.

Mr. Blasland was appointed to the board of directors of the Company not only because of his experience in management but also because of his experience in environmental engineering, which directly correlates to the business operations of Latitude Clean Tech Group, Inc.

JAN ROWINSKI, EXECUTIVE VICE PRESIDENT AND DIRECTOR OF LATITUDE SOLUTIONS, INC. AND CHIEF EXECUTIVE OFFICER/PRESIDENT OF GPSLATITUDE

Mr. Rowinski was appointed as an officer and to the board of directors of Latitude Solutions, Inc. on March 24, 2009. Mr. Rowinski is a corporate/business development and turn-around professional, experienced in streamlining corporations and elevating them to higher levels of performance and profit. He has introduced technologies in U.S., Canadian and International markets.

Mr. Rowinski is the Co-Founder of GpsLatitude, a provider of security solutions and wireless telemetry for mobile assets and people, including advanced cost effective, integrated mobile live video streaming, tracking and live wireless transmission solutions on available public and private radios. Mr. Rowinski was the co-founder of MicroSlate Inc., a design and manufacture of patented, rugged mobile/wireless pen tablets, handheld and notebook computers from June of 1989 to August of 2004. MicroSlate was a Provider of cost-effective mobile/wireless, end-to-end enterprise hardware/software solutions for mobile workers, including police, military, utilities, transportation, oil and gas, telecommunication and government agencies.

Mr. Rowinski is a lecturer regarding technology and mobile/wireless computing. Mr. Rowinski holds an MBA degree from McGill University, B.Sc. in Mathematics, and an Electrical Engineering (DEC).

Mr. Rowinski was appointed to the board of directors of the Company because of his long time experience in the wireless industry.

KENNETH J. KOOCK, DIRECTOR OF LATITUDE SOLUTIONS, INC.

Mr. Koock was appointed to the Board of Directors of the Company on April 30. 2010. Mr. Koock graduated Duke University in 1963 with a B.A. and was also a graduate of St. John's Law School 1966 Juris Doctor Degree. From 1977 to 2003, he served as Vice Chairman of M.H. Meyerson & Co. where he helped lead the trading and investment departments. Currently, Mr. Koock is Chairman of the Board for Angstrom Technologies, a security company that is engaged in manufacturing UV chemicals and scanners and other products for the security industry. Mr. Koock is also Director of U.S. Aerospace, a publicly traded company involved in the aerospace industry. Mr. Koock was appointed a director of the public company, Red Mountain Resources, Inc. (fka Teaching Time, Inc.) on February 2, 2011.

Mr. Koock was appointed to the board of directors of the Company because of his experience and knowledge in not only investment but also his experience in management of public companies.

COMMITTEES OF THE BOARD OF DIRECTORS

LSI is managed under the direction of its board of directors.

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

         EXECUTIVE COMMITTEE

The members of the Board of Directors serve as its executive committee.

         AUDIT COMMITTEE

The members of the Board of Directors serve as its audit committee.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

Management of LSI has not been involved in prior private "blank-check" or "shell" companies.

ANNUAL MEETING

The annual meeting of LSI stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at LSI's principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of LSI board of directors.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While the officers and directors of our business are engaged full time in our business activities, the amount of time they devote to other business may be up to approximately 5 hours per week.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by LSI, including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the past three fiscal years.

Please note: Some executive officers and directors work for our Canadian subsidiary, GpsLatitude and as such are paid a portion or all of their compensation in Canadian Dollars. For reporting purposes, their salaries are reported in the Company's reporting currency, US Dollars. Unless noted otherwise, all compensation figures are in US Dollars.


                             EXECUTIVE COMPENSATION

The table below represents the officer's compensation of the Company's Officers for the years ended December 31, 2010, 2009 and 2008, unless noted differently.

                                                                        NON-EQUITY  NON-QUALIFIED
                                                                         INCENTIVE     DEFERRED
                                                   STOCK    OPTION         PLAN      COMPENSATION  ALL OTHER
                               SALARY     BONUS    AWARDS    AWARDS    COMPENSATION    EARNINGS   COMPENSATION   TOTAL
 NAME & POSITION     YEAR       ($)        ($)       ($)       ($)          ($)          ($)          ($)         ($)
------------------- -------- ----------- --------- -------- ---------- -------------- ----------- ------------ -----------
Harvey Kaye,         2010     $183,789      $0       $0        $0           $0            $0          $0        $183,789
Chief Executive      2009     $159,782      $0       $0        $0           $0            $0          $0        $159,782
Officer and          2008        $0         $0       $0        $0           $0            $0          $0           $0
President (1)

Matthew J. Cohen,    2010     $193,724      $0       $0        $0           $0            $0          $0        $193,724
COO & Chief          2009     $146,000      $0       $0        $0           $0            $0          $0        $146,000
Financial Officer(2) 2008        $0         $0       $0        $0           $0            $0          $0           $0

Warren V.
Blasland, Jr.,       2010     $174,374      $0       $0        $0           $0            $0          $0        $174,374
Executive Vice       2009     $116,000      $0       $0        $0           $0            $0          $0        $116,000
President(3)         2008        $0         $0       $0        $0           $0            $0          $0           $0

Jan Rowinski,        2010     $70,627       $0       $0        $0           $0            $0          $0        $70,627
Executive Vice       2009     $62,366       $0       $0        $0           $0            $0          $0        $62,366
President(4)         2008       $$0         $0       $0        $0           $0            $0          $0           $0
------------------- --------
(1) During the year ended December 31, 2010, the amount of $183,789  consists of the  amount of  $89,451  paid to Harvey  Kaye,  directly,  and  $94,338  paid to
Gulfstream  Capital Group,  owned by Harvey Kaye. During the year ended December
31,  2009,  the amount of $159,782  consists of a $5,000  payment made to Harvey
Kaye and the balance of $154,782 paid to Gulfstream Capital Group.

(2) During the year ended December 31, 2010, the amount of $193,724 consists of the amount of $26,000 to Hawk Management Group, owned by Matthew Cohen's wife and the remaining amount of $167,724 paid directly to Matthew Cohen. During the year ended December 31, 2009, the amount of $146,000 consists of payments of $94,000 to Hawk Management Group and the remaining amount of $52,000 paid directly to Matthew Cohen. Pursuant to his employment agreement, Mr. Cohen receives a $700 a month automobile allowance.

(3) During the year ended December 31, 2009, the amount of $115,750 consists of direct payments to Warren V. Blasland, Jr. in the amount of $83,750, the amount of $21,000 paid to Blasland Consulting and $11,000 paid to Blasland and Associates, both companies owned by Warren V. Blasland, Jr.

(4) During the year ended December 31, 2010, the amount of $70,627 consists of direct payment to Jan Rowinski by LSI in the amount of $25,500 U.S., the amount of $45,127 U.S., paid by GpsLatitude for consulting services to the CSI Group, a Company owned by Jan Rowinski. During the year ended December 31, 2009, the amount of $62,366 consists of direct payment to Jan Rowinski by LSI in the amount of $22,500 U.S., the amount of $$35,165 U.S., paid by GpsLatitude for consulting services to the CSI Group. During the years ended December 31, 2010 and 2009, a portion of Mr. Rowinski's compensation was paid in Canadian Dollars, $46,500 and $39,866 Canadian, respectively. In accordance with USGAAP, the amount has been converted to US Dollars using a conversion based on the average currency rate for the year ended December 31, 2010 of $0.97048 for a salary expense of $45,127 and for the year ended December 31, 2009 of $0.88209 for a salary expense of $35,165 US Dollars.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Not Applicable.

LSI does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2009 and 2010.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements as of March 31, 2009, with its key officers, as listed below. The agreements cover a five year term and provide for annual cash compensation as described below:


     NAME                      POSITION                      ANNUAL COMPENSATION
     ----                      --------                      -------------------
     Harvey Kaye               CEO, President                      $225,000
     Matthew J. Cohen          COO, CFO                            $180,000
     Warren V. Blasland, Jr.   Executive Vice President            $180,000
     Jan Rowinski              Executive Vice President            $180,000

During the years ended December 31, 2009 and 2010, none of the above officers received the full annual compensation under their employment agreements. All officers agreed to a cut in compensation during both years in order to facilitate the Company's operational growth.

Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

Messrs. Kaye, Cohen, Blasland and Rowinski's employment agreements provide for a cash bonus of equivalent to 15% of the prior twelve (12) month's annual compensation, contingent on the Company reaching revenue, and gross profit targets per year as defined in writing with the Board of Directors before the commencement of each fiscal year. Such targets are to be determined based upon prior fiscal performance and using projections for future performance and current economic conditions.

Messrs. Kaye, Cohen, Blasland and Rowinski's employment agreements provide for a $700 per month automobile allowance, payable on a monthly basis.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

There are employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of us, or a change in the person's responsibilities following such a change in control.

All of the existing employment agreements with our executives have a term of five years from the date of the agreement and thereafter renews for one year terms, unless ninety days notice is given by either the employee or the Company prior to the renewal date.

The employment contracts provide for the Executive to be paid all amounts owed to the Executive under the terms of the agreement upon termination or as salary continuation for a period to be determined at the time of termination.

In the event of a change of control, the Executive shall receive all accrued compensation; pro rata bonus; and severance equal to three times the sum of the annual base compensation for that entire fiscal year, plus the bonus amount, plus a cash payment of $50,000 along with any contributions that have been made to any retirement funds. In addition, the Company would be required to provide the executive and the executive's family with insurance for a thirty-six month period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The LSI board of directors in its entirety acts as the compensation committee for LSI.

STOCK OPTION PLAN

The Company intends to develop a stock option plan in the near future.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the years ended December 31, 2010 and 2009:

                                                                               NON-QUALIFIED
                                                              NON-EQUITY         DEFERRED
                            FEES                            INCENTIVE PLAN     COMPENSATION        ALL OTHER
                           EARNED      STOCK     OPTION      COMPENSATION        EARNINGS        COMPENSATION      TOTAL
      NAME         YEAR    OR PAID     AWARDS    AWARDS           ($)               ($)               ($)           ($)
                           IN CASH      ($)        ($)
                             ($)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------

Harvey Kaye (1)    2010     $-0-       $-0-      $-0-          $-0-              $-0-            $183,789       $183,789
                   2009     $-0-       $-0-      $-0-          $-0-              $-0-            $159,782       $159,782

Matthew J.         2010     $-0-       $-0-      $-0-          $-0-              $-0-            $193,724       $193,724
Cohen (2)          2009     $-0-       $-0-      $-0-          $-0-              $-0-            $146,000       $146,000

Warren V.          2010     $-0-       $-0-      $-0-          $-0-              $-0-            $174,374       $174,374
Blasland, Jr. (3)  2009     $-0-       $-0-      $-0-          $-0-              $-0-            $116,000       $116,000

Jan Rowinski (4)   2010     $-0-       $-0-      $-0-          $-0-              $-0-             $70,267       $70,267
                   2009     $-0-       $-0-      $-0-          $-0-              $-0-             $62,366       $62,366

Kenneth Koock (5)  2010     $-0-       $-0-      $-0-          $-0-              $-0-              $-0-           $-0-
                   2009     $-0-     $20,000     $-0-          $-0-              $-0-              $-0-         $20,000
------------------ ------
(1) Mr. Kaye  serves as the CEO and  President  of the  Company  and  receives a salary for such position. During the year ended December 31, 2010, the amount of
$183,789  consists of the amount of $89,451 paid to Harvey Kaye,  directly,  and
$94,338 paid to Gulfstream  Capital Group, owned by Harvey Kaye. During the year ended  December 31, 2009,  the amount of $159,782  consists of a $5,000  payment made to Harvey  Kaye and the  balance of  $154,782  paid to  Gulfstream  Capital
Group, owned by Harvey Kaye.

(2) Mr. Cohen serves as the COO and CFO of the Company and receives a salary for such position. During the year ended December 31, 2010, the amount of $193,724 consists of the amount of $26,000 to Hawk Management Group, owned by Matthew
Cohen's  wife and the  remaining  amount of  $167,724  paid  directly to Matthew
Cohen. During the year ended December 31, 2009, the amount of $146,000 consists of payments of $94,000 to Hawk Management Group, owned by Matthew J. Cohen's wife, and the remaining amount of $52,000 paid directly to Matthew J. Cohen.

(3) Mr. Blasland serves as an Executive Vice President of the Company and receives a salary for such position. During the year ended December 31, 2009, the amount of $115,750 consists of direct payments to Warren V. Blasland, Jr. in the amount of $83,750, the amount of $21,000 paid to Blasland Consulting and $11,000 paid to Blasland and Associates, both companies owned by Warren V.
Blasland, Jr.

(4) Mr. Rowinski, serves as an Executive Vice President of the Company and the President/CEO of GpsLatitude and receives a salary for such position.. During the year ended December 31, 2010, the amount of $70,627 consists of direct payment to Jan Rowinski by LSI in the amount of $25,500 U.S., the amount of $45,127 U.S., paid by GpsLatitude for consulting services to the CSI Group, a Company owned by Jan Rowinski. During the year ended December 31, 2009, the amount of $62,366 consists of direct payment to Jan Rowinski by LSI in the amount of $22,500 U.S., the amount of $$35,165 U.S., paid by GpsLatitude for consulting services to the CSI Group. During the years ended December 31, 2010 and 2009, a portion of Mr. Rowinski's compensation was paid in Canadian Dollars, $46,500 and $39,866 Canadian, respectively. In accordance with USGAAP, the amount has been converted to US Dollars using a conversion based on the average currency rate for the year ended December 31, 2010 of $0.97048 for a salary expense of $45,127 and for the year ended December 31, 2009 of $0.88209 for a salary expense of $35,165 US Dollars.

(5) During the year ended December 31, 2009, Mr. Koock received 100,000 shares of restricted common stock for his services as a director of the Company. The shares had a value of $20,000 or $0.20 per share.

At this time, our Directors do not receive cash compensation for serving on the LSI Board of Directors.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

LIMITATION ON LIABILITY AND INDEMNIFICATION

Latitude Solutions,  Inc. is a Nevada  corporation.  The Nevada Revised Statutes
(NRS) provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or
(iv) any transaction from which a director directly or indirectly derived an improper personal benefit. LSI articles of incorporation contain a provision eliminating the personal liability of directors to LSI or LSI shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. LSI articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. LSI articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of LSI to the full extent permitted by Nevada law.

LSI articles of incorporation also provide that LSI may purchase and maintain insurance on behalf of any person who is or was a director or officer of LSI or who is or was serving at the request of LSI as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not LSI would have the power to indemnify him or her against such liability.


                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not yet established an equity compensation plan or Incentive Stock Option Plan, however, it intends to in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of LSI's outstanding common stock by:

     o each person who is known by LSI to be the beneficial owner of five percent (5%) or more of LSI common stock;

     o LSI's Chief Executive Officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of LSI common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of LSI's common stock that LSI believes was beneficially owned by each person or entity as of December 31, 2010.

As of December 31, 2010, there are currently 100,000,000 common shares authorized and 28,710,656 shares are issued and outstanding.








                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

     TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER (1)       AMOUNT AND NATURE OF      PERCENT OF
                                                                             BENEFICIAL OWNERSHIP        CLASS
------------------------- ------------------------------------------------- ------------------------ ---------------
Common Stock              Harvey Kaye, Chief Executive Officer, President                 3,999,920          13.93%
                          and Chairman of Latitude Solutions, Inc. (2)

Common Stock              Matthew J. Cohen, Chief Operating Officer, Chief                1,283,333           4.46%
                          Financial Officer and Director of Latitude
                          Solutions, Inc. / Hawk Management Group, Inc. (3)

Common Stock              Warren V. Blasland, Jr., Executive Vice                         1,230,333           4.28%
                          President and Director of Latitude Solutions,
                          Inc. and Chief Executive Officer of Latitude
                          Clean Tech Group, Inc.

Common Stock              Jan Rowinski, Executive Vice President and                      2,892,084          10.07%
                          Director of Latitude Solutions, Inc. and Chief
                          Executive Officer and President of GpsLatitude

Common Stock              Kenneth Koock, Director of Latitude Solutions,                    100,000          <0.01%
                          Inc.
                                                                            ------------------------ ---------------
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (5 PERSONS)                               9,505,670          33.10%
                                                                            ======================== ===============

GREATER THAN 5% SHAREHOLDERS
---------------------------------------------------------------------------
Common Stock              Aladin Gaston                                                   1,608,750           5.60%

Common Stock              H. Deworth Williams                                             1,575,082           5.48%

Common Stock              Ed Cowle                                                        1,564,315           5.44%

Common Stock              Jacques Faguy/Micro-Innovations, Inc. (4)                       1,608,750           5.60%
------------------------- -------------------------------------------------
     (1)  The address of each person listed below,  unless otherwise  indicated, is c/o 190 NW Spanish  River  Blvd.,  Suite 101,  Boca Raton,  Florida
          33431.

     (2) Mr. Kaye holds 2,023,960 shares of common stock beneficially through his wife and 1,975,960 shares directly.

     (3)  Mr. Cohen, holds his share beneficially through Hawk Management Group,
          Inc., a company of which his wife is the sole shareholder.

     (4)  Mr.  Faguy holds  975,000  shares of common stock  directly.  He holds
          633,750  shares   beneficially   through   Micro-Innovation,   Inc.  a
          corporation  of  which  he  is  an  officer,   director  and  majority
          shareholder.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that LSI believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

The Company entered into several employment agreements as of March 31, 2009. The agreements cover a five year term and provide for annual cash compensation as described below:

            NAME                         POSITION            ANNUAL COMPENSATION
    -----------------------      ------------------------    -------------------
    Harvey Kaye                  CEO, President                  $225,000
    Matthew J. Cohen             COO, CFO                        $180,000
    Warren V. Blasland, Jr.      Executive Vice President        $180,000
    Jan Rowinski                 Executive Vice President        $180,000

During the year ended December 31, 2009, Mr. Koock, a director, was issued 100,000 shares of restricted common stock for his services as a director of the Company. The shares had a value of $20,000 or $0.20 per share.

The Company has a liability to stockholders for expenses paid by them on the Company's behalf. The liability has a balance of $10,400 as of December 31, 2010 and 2009, respectively. The unsecured liability is non-interest bearing and is payable on demand.

On September 29, 2010, an advance of $25,000 was received from Harvey Kaye, an officer of the Company. The unsecured liability is non-interest bearing and is payable on demand.

INTERESTS OF CERTAIN PERSONS IN THE ACQUISITION TRANSACTION

Edward F. Cowle and H. Deworth Williams, affiliates of the Company, who together are entitled to receive a $200,000 fee that is being paid for services in connection with the acquisitions of GpsLatitude, Trinity Solutions, Inc. and Latitude Clean Tech Group, Inc. The services are for bringing the parties together, negotiating the transaction and for facilitating the acquisitions.

GPS LATITUDE

In July 2009 the Company acquired a 50% ownership interest in 6709800 Canada Inc. ("GPS Latitude"), a Canadian Company. The Company is committed to contribute unto GPS Latitude 40% of any funds raised from future issuances of equity or debt securities up to $1,000,000. The balance for amounts due to
(from) affiliate for the periods ended December 31, 2010 and 2009 were $412,409 and ($96,065), respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Mallah Furman and Company, P.A. ("Mallah Furman") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Mallah Furman's independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2010.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and December 31, 2009 by Mallah Furman and Company, P.A.

                                   Year Ended December 31,
                                  2010                2009
                            ---------------      --------------
Audit Fees                  $       72,387       $      12,000

Quarterly Review Fees       $       35,853       $      11,000

Tax Fees                    $        5,800       $           0

All Other Fees              $            0       $           0
                            ---------------      --------------
Total Fees                  $      114,040       $      23,000
                            ===============      ==============


All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The  following  is a complete  list of exhibits  filed as part of this Form 10K.
Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)     Audited financial statements for years ended December 31, 2010 and 2009

(b)     EXHIBIT NO.                                   DESCRIPTION
        -----------    -----------------------------------------------------------------------------------------------------

        2.1            Merger Agreement by and between GMMT, Inc. and Genex Biopharma, Inc.*
        3(i).1         Articles of Incorporation of GMMT, Inc. - Idaho*
        3(i).2         Certificate of Amendment to Articles of Incorporation of GMMT, Inc. - Nevada
                       changing name to Latitude Solutions, Inc. *
        3(i).3         Articles of Incorporation of Planetswater USA Holdings, Inc.*
        3(i).4         Certificate of Amendment to Articles of Incorporation of Planetswater USA Holdings,
                       Inc. changing name to Latitude Clean Tech Group, Inc.*
        3(i).5         Articles of Incorporation 6709800 Canada, Inc.*
        3(i).6         Articles of Organization of Latitude Energy Services, LLC ****
        3(ii).7        Bylaws of Latitude Solutions, Inc.*
        10.1           Employment Agreement, Harvey Kaye*
        10.2           Employment Agreement, Matthew J. Cohen*
        10.3           Employment Agreement, Warren V. Blasland, Jr.*
        10.4           Employment Agreement, Jan Rowinski*
        10.5           Employment Agreement, F. William Gilmore, President and Chief Technology Officer of
                       Latitude Clean Tech Group, Inc. **
        10.6           Agent Agreement, Crucible Enterprises, Ltd. ***
        10.7           Alliance Marketing Agreement, Bell Mobility, Inc.***
        10.8           Consulting Agreement, Laurino Consulting***
        10.9           Amendment to Consulting Agreement, Laurino Consulting***
        10.10          Strategic Alliance Agreement, Mississippi Band of Choctaw Indians d/b/a Chahta
                       Enterprises ***
        10.11          Operating Agreement of Latitude Energy Services, LLC ****
        21.1           List of Subsidiaries of Latitude Solutions, Inc. ****
        31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act ****




        31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                       Sarbanes-Oxley Act ****
        32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act ****
        32.2           Certification of Principal Accounting Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act ****
----------------- --------------

*Filed as an exhibit to the Registration Statement on Form 10, filed with the SEC on November 12, 2010.

**Filed as an exhibit to the Registration Statement on Form 10, Amendment No. 1, filed with the SEC on January 14, 2011.

*** Filed as an exhibit to the Registration  Statement on Form 10, Amendment No.
2, filed with the SEC on February 11, 2011.

****Filed herewith.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
                               (F/K/A GMMT, INC.)



                    Financial Statements for the Years Ended
                           December 31, 2010 and 2009

                                TABLE OF CONTENTS









REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              55

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                    56

      Consolidated Statements of Operations                          57

      Consolidated Statement of Stockholders' Deficit                58-60

      Consolidated Statements of Cash Flows                          61

      Notes to Consolidated Financial Statements                     62-76

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------



To the Board of Directors and
Stockholders of Latitude Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company)

We have  audited  the  accompanying  consolidated  balance  sheets  of  Latitude
Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company) (the "Company") as of December 31,2010 and 2009, the related consolidated statements of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from June 3, 1983 (inception) to December 31, 2010, and the related consolidated statements of stockholders' deficit for the period from June 3, 1983 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Latitude Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from June 3, 1983 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's lack of revenue, continuing losses and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mallah Furman

Fort Lauderdale, Florida
April 15, 2011

                              LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                            (A Development Stage Company)
                                             Consolidated Balance Sheets


                                                        ASSETS

                                                                            December 31,            December 31,
                                                                               2010                     2009
                                                                       -----------------------  --------------------

CURRENT ASSETS

      Cash                                                             $              216,200   $             2,133
                                                                       -----------------------  --------------------

           Total Current Assets                                                       216,200                 2,133
                                                                       -----------------------  --------------------

      Equity investment                                                             1,767,882               938,146
      Prepaid licensing fee, net                                                       93,333               100,000
      Property, plant and equipment, net                                              384,743                20,208
      Intangible assets, net                                                          207,267                     -
      Other assets                                                                    174,745                 4,423
                                                                       -----------------------  --------------------

           TOTAL ASSETS                                                $            2,844,170   $         1,064,910
                                                                       =======================  ====================


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts payable and accrued expenses                            $              907,685   $           602,262
      Due to Investee                                                                 412,409                     -
      Related party payable                                                            35,400                10,400
      Convertible debt                                                              2,788,011               825,811
      Liability to issue stock                                                        198,065                39,576
                                                                       -----------------------  --------------------

           Total Current Liabilities                                                4,341,570             1,478,049
                                                                       -----------------------  --------------------

STOCKHOLDERS' DEFICIT

      Common stock, $0.001 par value, 100,000,000
         shares authorized, 28,710,656 and 21,887,814
         shares issued and outstanding, respectively                                   28,711                21,888
      Additional paid-in capital                                                    8,989,196             2,397,940
      Deficit accumulated during the development stage                            (10,506,523)           (2,749,775)
      Due from investee                                                                     -               (96,065)
      Accumulated other comprehensive (loss) income                                    (8,784)               12,873
                                                                       -----------------------  --------------------

           Total Stockholders' Deficit                                             (1,497,400)             (413,139)
                                                                       -----------------------  --------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $            2,844,170   $         1,064,910
                                                                       =======================  ====================








          See accompanying notes to consolidated financial statements.

                              LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                             (A Development Stage Company)
                                         Consolidated Statements of Operations

                                                                                                   From Inception
                                                                                                     on June 3,
                                                                                                    1983 Through
                                                             For the Years Ended                    December 31,
                                                                 December 31,                           2010
                                                     -----------------------------------------   --------------------
                                                             2010                  2009
                                                     --------------------  -------------------   --------------------
REVENUES                                              $                -    $               -     $                -
                                                     --------------------  -------------------   --------------------

EXPENSES

     Legal and accounting expense                                192,106               53,282                334,096
     Consulting fees                                           1,729,462              878,393              2,660,355
     Rent expense                                                 69,048               57,341                148,389
     Salaries expense                                            762,790               20,988                821,778
     Travel expense                                              251,301              141,601                435,330
     General and administrative                                  772,637               89,239                877,227
                                                     --------------------  -------------------   --------------------

        Total Expenses                                         3,777,344            1,240,844              5,277,175
                                                     --------------------  -------------------   --------------------

LOSS FROM OPERATIONS                                          (3,777,344)          (1,240,844)            (5,277,175)

OTHER EXPENSES
     Acquisition expense                                               -              350,000                350,000
     Finance costs pursuant to debt issuance                   3,554,150              825,811              4,379,961
     Interest expense                                            120,886               24,405                145,291
     Equity in losses of investee                                304,368               49,728                354,096
                                                     --------------------  -------------------   --------------------

        Total Other Expenses                                   3,979,404            1,249,944              5,229,348
                                                     --------------------  -------------------   --------------------

LOSS BEFORE INCOME TAXES                                      (7,756,748)          (2,490,788)           (10,506,523)

INCOME TAXES                                                           -                    -                      -
                                                     --------------------  -------------------   --------------------

NET LOSS                                             $        (7,756,748)  $       (2,490,788)   $       (10,506,523)
                                                     ====================  ===================   ====================

LOSS PER SHARE - BASIC AND DILUTED                   $             (0.33)  $            (1.06)
                                                     ====================  ===================

WEIGHTED AVERAGE
  OUTSTANDING SHARES
  BASIC AND DILUTED                                           23,415,247            2,342,017
                                                     ====================  ===================




          See accompanying notes to consolidated financial statements.

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit


                                                                                                           Accumulated
                                                                                      Deficit                 Other
                                                                                    Accumulated              Compre-
                                                     Common Stock       Additional  During the       Due     hensive       Total
                                                ----------------------   Paid-In    Development     From      (Loss)   Stockholders'
                                                   Shares     Amount     Capital       Stage       Investee   Income      Deficit
                                                -----------  --------- ----------- -------------- --------- ----------  ------------
Balance at inception on
  June 3, 1983                                           -   $      -   $       -  $           -  $      -  $       -    $        -

Common shares issued to
  founders for services                            421,643        422       9,358              -         -          -         9,780

Net loss for the period from
  inception on June 3, 1984
  through December 31, 2004                              -          -           -         (9,780)        -          -        (9,780)
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2004                         421,643        422       9,358         (9,780)        -          -             -

Services contributed and
  expenses paid by shareholder                           -          -       7,500              -         -          -         7,500

Net loss for the year ended
  December 31, 2005                                      -          -           -        (11,700)        -          -       (11,700)
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2005                         421,643        422      16,858        (21,480)        -          -        (4,200)

Services contributed by
  shareholders                                           -          -       5,000              -         -          -         5,000

Net loss for the year ended
  December 31, 2006                                      -          -           -         (7,500)        -          -        (7,500)
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2006                         421,643        422      21,858        (28,980)        -          -        (6,700)

Services contributed by
  shareholders                                           -          -       3,600              -         -          -         3,600

Net loss for the year ended
  ended December 31, 2007                                -          -           -         (7,300)        -          -        (7,300)
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2007                         421,643        422      25,458        (36,280)                           (10,400)

Common stock issued for
  cash at 0.20  per share                           45,322         45     210,205              -         -          -       210,250

Net loss for the year ended
  December 31, 2008                                      -          -           -       (222,707)        -          -      (222,707)
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2008                         466,965        467     235,663       (258,987)        -          -       (22,857)


                                                                                                                ....(CONTINUED)




                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                                           (CONTINUED)

                                                                                                           Accumulated
                                                                                      Deficit                 Other
                                                                                    Accumulated              Compre-
                                                     Common Stock       Additional  During the       Due     hensive       Total
                                                ----------------------   Paid-In    Development     From      (Loss)   Stockholders'
                                                   Shares     Amount     Capital       Stage       Investee   Income      Deficit
                                                -----------  --------- ----------- -------------- --------- ----------  ------------
Common stock issued for
  cash at $.20 per share                            33,088         33     153,468              -         -          -       153,501

Value of beneficial conversion
  feature and warrants issued in
  connection with convertible debt                       -          -     516,090              -         -          -       516,090

Issuance of common stock for
  professional fees at $ .20 per share             786,500        787     156,514              -         -          -       157,301

Issuance of common stock as
  prepaid licensing fee at $.20 per share          500,000        500      99,500              -         -          -       100,000

Issuance of common stock in
  connection with merger with
  Latitude Solutions, Inc.                      14,625,000     14,625     (12,963)             -         -          -         1,662

Issuance of common stock in
  connection with acquistion
  of investee at $ .20 per share                4,875,000       4,875     970,125              -         -          -       975,000

Issuance of common stock pursuant to
  bonus shares issued in connection
  with convertible debt                            601,261        601     279,543              -         -          -       280,144

Net loss for the year ended
  December 31, 2009                                      -          -           -     (2,490,788)        -          -    (2,490,788)

Due from investee for the year ended
  December 31, 2009                                      -          -           -              -   (96,065)         -       (96,065)

Other comprehensive income for the
  year ended December 31, 2009                           -          -           -              -         -     12,873        12,873
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Balance, December 31, 2009                      21,887,814     21,888   2,397,940     (2,749,775)  (96,065)    12,873      (413,139)



                                                                                                                ....(CONTINUED)




                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                                           (CONTINUED)

                                                                                                           Accumulated
                                                                                      Deficit                 Other
                                                                                    Accumulated              Compre-
                                                     Common Stock       Additional  During the       Due     hensive       Total
                                                ----------------------   Paid-In    Development     From      (Loss)   Stockholders'
                                                   Shares     Amount     Capital       Stage       Investee   Income      Deficit
                                                -----------  --------- ----------- -------------- --------- ----------  ------------

Issuance of common stock for
 professional fees at $ .20 per share            1,637,882      1,638     325,938              -         -          -       327,576

Issuance of common stock pursuant to
 agreement with third party at $.20 per share      600,000        600     119,400              -         -          -       120,000

Issuance of common stock pursuant to
 bonus shares issued in connection
 with convertible debt at $.14 per share         2,925,000      2,925     407,674              -         -          -       410,599

Issuance of common stock pursuant to
 conversion shares issued in connection
 with convertible debt at $1.00 per share        1,659,960      1,660   1,658,300              -         -          -     1,659,960

Value of beneficial conversion
 feature and warrants issued in
 connection with debt                                    -          -   3,043,455              -         -          -     3,043,455

Issuance of warrants for professional fees               -          -   1,036,489              -         -          -     1,036,489

Other comprehensive loss for the
 period ended December 31, 2010                          -          -           -              -         -    (21,657)      (21,657)

Net loss for the year ended
December 31, 2010                                        -          -           -     (7,756,748)        -          -    (7,756,748)

Offset by accrual of amounts owed to investee            -          -           -              -    96,065          -        96,065

                                                -----------  --------- ----------- -------------- --------- ----------  ------------
                                                28,710,656   $ 28,711  $8,989,196  $ (10,506,523) $      -  $ ( 8,784)  $(1,497,400)
                                                ===========  ========= =========== ============== ========= ==========  ============


















         See accompanying notes to consolidated financial statements.

                                LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows

                                                                                                        From Inception
                                                                                                          on June 3,
                                                                                                         1983 Through
                                                                For the Years Ended December 31,          December 31,
                                                                    2010                 2009                 2010
                                                             ------------------   ------------------   -----------------
OPERATING ACTIVITIES

     Net loss                                                $      (7,756,748)   $      (2,490,788)   $    (10,506,523)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Services contributed by
            shareholders                                                     -                    -              16,100
          Financing costs                                            3,554,150              825,811           4,379,961
          Common stock issued or to be
            issued for services                                        385,970              167,299             563,049
          Warrants issued for services                               1,036,489                    -           1,036,489
          Depreciation and amortization expense                         28,134                  773              28,907
          Equity in losses of investee                                 304,368               49,728             354,096
          Changes in operating assets and liabilities:
          Increase in other assets                                    (170,322)              (4,423)           (174,745)
          Increase in accounts
            payable and accrued expenses                               383,041              588,948             985,303

                                                             ------------------   ------------------   -----------------
               Net Cash Used by Operating Acitvities                (2,234,918)            (862,652)         (3,317,363)
                                                             ------------------   ------------------   -----------------


 INVESTING ACTIVITIES
          Capital contributions to investee                           (155,760)                   -            (155,760)
          Purchase of plant and equipment                             (373,879)             (20,981)           (394,860)
          Purchase of intangible asset                                (102,000)                   -            (102,000)
          Increase in due to investee                                 (491,526)             (96,065)           (587,591)

                                                             ------------------   ------------------   -----------------
               Net Cash Used by Investing Activities                (1,123,165)            (117,046)         (1,240,211)
                                                             ------------------   ------------------   -----------------


 FINANCING ACTIVITIES

          Proceeds from related party payable                           25,000                    -              35,400
          Proceeds from convertible debt                             3,552,150              825,811           4,377,961
          Repayments of convertible debt                                (5,000)                   -              (5,000)
          Sale of common stock                                               -              155,163             365,413

                                                             ------------------   ------------------   -----------------
               Net Cash Provided by Financing Activities             3,572,150              980,974           4,773,774
                                                             ------------------   ------------------   -----------------


          NET INCREASE IN CASH                                         214,067                1,276             216,200

          CASH AT BEGINNING OF YEAR                                      2,133                  857                   -
                                                             ------------------   ------------------   -----------------


          CASH AT END OF YEAR                                $         216,200    $           2,133    $        216,200
                                                             ==================   ==================   =================


         See accompanying notes to consolidated financial statements.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     BUSINESS AND ORGANIZATION

     Latitude Solutions, Inc. (FKA GMMT, INC) ("the Company") is a Nevada Corporation incorporated on June 3, 1983. The Company is a development stage company which has devoted most of its efforts in establishing a business plan and seeking viable business opportunities.

     On July 14, 2009, the Company exchanged a majority of its' shares for all the outstanding shares of GMMT Merger, Inc., a company controlled by common stockholders. As a result of the exchange, the Company acquired companies owned by GMMT Merger, Inc. ("Trinity Solutions, Inc." and "Latitude Clean Tech Group, Inc."), that conduct businesses in wireless live-video technology and contaminated water remediation.

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc, Trinity Solutions, Inc. and GMMT Merger,
     Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                Furniture and fixtures           5 to 7 years
                Computer equipment               5 years
                Equipment                        5 to 7 years
                Software                         3 to 5 years

     The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     INTANGIBLE ASSETS

     In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $207,267 and $0 at December 31, 2010 and 2009, respectively. Amortization expense related to the intangible assets was $14,733 and $0 for the years ended December 31, 2010 and 2009, respectively. Amortization expenses related to intangible assets is expected to be approximately $14,800 each year for 2011 through 2015.

     LONG-LIVED ASSETS

     The Company's long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

     EQUITY INVESTMENTS

     The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

     DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by ASC 915-10, "DEVELOPMENT STAGE ENTITIES." All losses accumulated since inception have been considered as part of the Company's development stage activities.

     REVENUE RECOGNITION AND COST OF REVENUES

     Machinery and royalty revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

     Licensing  and  other  services  will  include   revenues  from  technology
     licensing and maintenance services. These services are provided to customers ongoing and will be billed up front on a monthly or quarterly basis and recognized as revenue equally

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     REVENUE RECOGNITION AND COST OF REVENUES (CONTINUED)

     during the term of the arrangement in accordance with ASC 605-25, "MULTIPLE ELEMENT ARRANGEMENTS". Since inception, no revenue has been generated.

     Costs of revenues for the Company will consist primarily of costs to purchase machinery and equipment and the shipping costs necessary to distribute products to customers.

     NET LOSS PER SHARE

     The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at December 30, 2010 and 2009.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, "ACCOUNTING FOR INCOME TAXES". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

     Effective January 1, 2009, the Company adopted certain provisions under ASC 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     INCOME TAXES (CONTINUED)

     The adoption of ASC 740 did not have an impact on the Company's financial position and results of operations.

     In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserve for uncertain tax positions would then be recorded if the Company determined it is probable that a position would be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2007 through 2010.

     FINANCIAL INSTRUMENTS

     The Company adopted the provisions of ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES", effective January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

     The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

     o Level 1 - Quoted prices in active markets for identical assets or liabilities.

     o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     COMPREHENSIVE INCOME

     ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2010, the Company's accumulated other comprehensive loss of approximately $8,800 is comprised of the accumulated foreign currency translation adjustments related to the Company's equity investment.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies the fair value method of ASC 718, "SHARE BASED PAYMENT", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock based compensation.

     COMMON STOCK PURCHASE WARRANTS

     The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 "DERIVATIVES AND HEDGING." The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, "SHARE BASED PAYMENT." Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

     The Company accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with ASC 505-50 "EQUITY BASED PAYMENTS TO NON-EMPLOYEES."


NOTE 2- GOING CONCERN
---------------------

     The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

     The Company currently has no revenue source and is incurring losses. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to finance the Company's operations through the issuance of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 2- GOING CONCERN (CONTINUED)
---------------------------------

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- ACQUISITION
-------------------

     As stated on Note 1, the Company acquired GMMT Merger, Inc. through a stock exchange on July 14, 2009. In connection with the acquisition, the Company issued 14,625,000 shares of its' stock in exchange for all the outstanding shares of GMMT Merger, Inc. This acquisition was consummated amongst commonly controlled entities, as a result, all assets and liabilities acquired, which were insignificant, were recorded by the Company at their historical cost.


NOTE 4 - EQUITY INVESTMENT
--------------------------

     In July 2009 the Company acquired a 50% ownership interest in 6709800 Canada Inc. ("GPS Latitude"), a Canadian Company. The remaining 50% is owned by four Canadian citizens and a Canadian corporation. The Company accounts for this investment under the equity method of accounting. GPS Latitude is engaged in providing unique wireless live-video streaming technology and processes in Canada.

     The initial investment was valued at $975,000 based on the value of the 4,800,000 shares of stock issued upon acquisition. For purposes of determining the fair value of the consideration paid for this investment, the Company used $ .20 per share since that was the most recent price received during 2009 for shares privately placed with investors. During the period, the Company recorded its proportionate share of the losses of the investee through December 31, 2010.

     The Company is committed to contribute unto GPS Latitude 40% of any funds raised from future issuances of equity or debt securities up to $1,000,000. The balance for amounts due to (from) this affiliate for the years ended December 31, 2010 and 2009 were $412,409 and ($96,065), respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     The Company has calculated the components of the Investment to be as follows:


        Goodwill                                                   1,050,781
        Net Liabilities assumed at January 31, 2009                  (75,781)
                                                               --------------
                                                                     975,000
        Contributed Capital, including $412,409 not
        paid as of December 31, 2010                               1,155,759

        Estimated proportionate share in losses of
        investee, including a foreign currency
        translation of $8,784                                       (362,877)
                                                              ---------------

        Book value                                            $    1,767,882
                                                              ===============

     GPSLatitude has a fiscal year end of January 31. The following is summarized unaudited financial information of GPS Latitude as of December 31, 2010 and for the eleven month period then ended:


                                                December 31, 2010
                                               -------------------

           Balance Sheet:
              Reimbursable R&D                 $          178,504
              Other current assets                        140,451
              Noncurrent assets                             4,851
              Current liabilities                        (373,896)
              Noncurrent liabilities                     (273,635)
                                               -------------------
           Total Stockholders' Deficit         $        ( 323,725)
                                               ===================


           Operating Results
             Loss from operations              $        ( 742,459)
             Revenue                                      199,968
             Interest Expense                             (24,054)
                                               -------------------
             Net loss                                    (566,545)
                                               -------------------
             Loss on Foreign Exchange                     (17,568)
                                               -------------------
             Comprehensive Loss                $        ( 584,113)
                                               ===================

     GPS Latitude's functional currency is the Canadian Dollar. GPS Latitude accounts for currency translation in accordance with ASC 830-10, "FOREIGN CURRENCY MATTERS." Income and expenses related to its operations are translated at weighted average exchange rates during the year. Assets and liabilities are translated to US dollars at the exchange rate in effect at the balance sheet date.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 5 - PREPAID LICENSING FEE
------------------------------

     Prepaid licensing fee represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of it's common stock valued at $ .20 per share during December 2009. This amount will be amortized over the term of the licensing agreement, which is 15 years. The Company's balance of prepaid licensing fee on the balance sheet, net of accumulated amortization, was $93,333 and $100,000 at December 31, 2010 and 2009, respectively. Amortization expense related to the intangible asset was $6,667 and $0 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     At December 31, 2010 and 2009, property and equipment consisted of the following:


                                                   2010                2009
                                              --------------      --------------

           Equipment                          $      35,752       $      17,695
           Furniture and fixtures                    11,421               3,286
           Plants under construction                345,076                   -
                                              --------------      --------------
                                                    392,249              20,981
           Less accumulated Depreciation              7,506                 773
                                              --------------      --------------
                                              $     384,743       $      20,208
                                              ==============      ==============

     Plants under construction represent electro-coagulation units in assembly at the Company's contracted manufacturer in Colorado. These machines will either be utilized as demonstration units or leased to potential customers in 2011.

     Depreciation expense for the years ended December 31, 2010 and 2009 was $6,733 and $773, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

     The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $35,400 and $10,400 as of December 31, 2010 and 2009, respectively. These amounts are non-interest bearing and payable on demand.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 8 - CONVERTIBLE DEBT
-------------------------

     At December 31, 2010 and 2009, the Company had convertible notes payable outstanding of $2,788,011 and $825,811, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

     At December 31, 2010 and 2009, the Company had a liability to issue stock of $198,065 and $39,576, respectively. The balance at December 31, 2010 is comprised of $129,671 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010. The balance at December 31, 2009 is comprised of $29,576 of bonus shares issued in 2010 and $10,000 of consulting services rendered in 2009.

     As of December 31, 2010, $705,061 of the outstanding convertible notes payable have reached their maturity date and $479,800 of this amount has been converted to stock subsequent to December 31, 2010.

     Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," is accounted for in accordance with guidelines established by ASC 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS." The relative fair value of the beneficial conversion feature and other embedded features are individually valued at fair market value and are either expensed or amortized over the term of the related instruments. Since the holders are fully vested with respect to these features, the Company has recognized the respective values of these features up the proceeds received as financing costs and not as a discount in the accompanying financial statements.

NOTE 9 - STOCKHOLDERS' DEFICIT
------------------------------

     REVERSE STOCK SPLIT

     On March 24, 2009, the Company declared a reverse stock split of the common stock. The formula provided that every 23.1975 issued and outstanding shares of common stock of the Company be automatically reverse split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first integer in such a manner that all rounding was done to the next single share. The reverse stock split was effective July 9, 2009 for holders of record as of that date. All stock and warrant numbers have been restated to give retroactive effect to this reverse stock split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse stock split had occurred on January 1, 2009.

     COMMON STOCK

     The Company issued 1,637,882 shares of the Company's common stock to various individuals and entities during the year ended December 31, 2010 in consideration for professional services.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)
------------------------------------------

     The Company issued 600,000 shares of the Company's common stock to an entity pursuant to an agreement to purchase intellectual property.

     On January 12, 2010, the Company's board of directors approved the resolution authorizing the issuance of 223,850 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt.

     On April 23, 2010, the Company's board of directors approved the resolution authorizing the issuance of 1,016,291 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt as well as shares issued pursuant to the conversion of outstanding notes. In consideration for the conversion of notes, an additional 234,190 warrants were issued.

     On August 4, 2010, the Company's board of directors approved the resolution authorizing the issuance of 2,047,922 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt as well as shares issued pursuant to the conversion of outstanding notes. In consideration for the conversion of the notes, an additional 986,622 warrants were issued.

     On September 28, 2010, the Company's board of directors approved the resolution authorizing the issuance of 453,013 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt as well as shares issued pursuant to the conversion of outstanding notes. In consideration for the conversion of the notes at this time, an additional 140,513 warrants were issued.

     On December 1, 2010, the Company's board of directors approved the resolution authorizing the issuance of 894,351 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt as well as shares issued pursuant to the conversion of outstanding notes. In consideration for the conversion of the notes at this time, an additional 311,101 warrants were issued.

NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

     During the period, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 8, upon conversion of outstanding notes as discussed in Note 9 and for services rendered by various consultants during the year ended December 31, 2010.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 10 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

     A summary of the change in stock purchase warrants for the year ended December 31, 2010 is as follows:

                                                                    Weighted
                                                    Weighted         Average
                                 Number of           Average        Remaining
                                 Warrants           Exercise       Contractual
                                 Outstanding          Price        Life (Years)
                              -----------------    ------------  ---------------

Balance, January 1, 2009                     -               -                -
 Warrants issued                       825,811           $1.25             3.63

Balance, December 31, 2009             825,811           $1.25             3.63
 Warrants issued                     6,523,084           $1.25             4.61
                              -----------------    ------------  ---------------
Balance, December 31, 2010           7,348,895           $1.25             4.50
                              =================    ============  ===============

     The balance of outstanding and exercisable common stock warrants at December 31, 2010 is as follows:


                                                                   Remaining
                                                                  Contractual
       Number of Warrants Outstanding      Exercise Price         Life (Years)
       -------------------------------     ----------------     ----------------
                              825,811                $1.25              3.63
                            6,523,084                $1.25              4.61

     The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:


                                                           Years Ended
                                                   December 31,     December 31,
                                                       2010             2009
                                                  --------------- --------------
       Risk free interest rate                      .35% - 1.14%    .93% - 1.35%

       Expected volatility                          214% - 234%     669% - 715%

       Expected term of stock warrant in years          2.5             2.5

       Expected dividend yield                           0%              0%

       Average value per option                     1.18 - 1.21     1.20 - 1.22

     Expected volatility is based on historical volatility of the Company and other comparable companies. Short Term U.S. Treasury rates were utilized. The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Since trading volumes and the number of unrestricted shares are very small compared to total outstanding shares, the value of the warrants was decreased for lack of marketability.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 11 - COMMITTMENTS
----------------------

     The company entered into a three year office lease agreement in Florida beginning April 1, 2010 through March 31, 2013 and subsequently added an addendum to the lease agreement beginning September 1, 2010 through March 31, 2013 for aggregate office rent of $174,969. The amount is to be paid monthly over the course of the agreement.

     Future minimum lease payments for its headquarters are as follows:

                          YEAR                   AMOUNT
                          ----                  --------
                          2011                  $ 68,367
                          2012                    71,790
                          2013                    18,164
                                                --------
                                                $158,321
                                                ========

     Rent  expense  for  the  years  ended   December  31,  2010  and  2009  was
     approximately $69,048 and $57,341, respectively.

     Subsequent to December 31, 2010, the Company entered into a license agreement beginning February 15, 2011 through February 14, 2016 for aggregate license fees of $1,800,000. The amount is to be paid monthly over the course of the agreement.

     Future minimum license fees are as follows:

                         YEAR                    AMOUNT
                         ----                  ----------
                         2011                  $  330,000
                         2012                     360,000
                         2013                     360,000
                         2014                     360,000
                         2015                     360,000
                         Thereafter                30,000
                                               ----------
                                               $1,800,000
                                               ==========

     Subsequent to December 31, 2010, the Company entered into a five year office and laboratory lease agreement in Colorado beginning June 1, 2011 through May 31, 2016 for aggregate office rent of $102,226. The amount is to be paid monthly over the course of the agreement.

     Future minimum lease payments for this office are as follows:

                         YEAR                   AMOUNT
                         ----                  --------
                         2011                  $ 10,792
                         2012                    19,040
                         2013                    19,992
                         2014                    20,991
                         2015                    22,041
                         Thereafter               9,370
                                               --------
                                               $102,226
                                               ========

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 12 - INCOME TAXES
----------------------

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2010 and 2009 are as follows:


                                                     2010           2009
                                                 -----------    -----------
        Tax benefit at U.S. statutory rate            34.00 %       34.00 %
        State taxes, net of federal benefit            3.63          3.63
        Change in valuation allowance                (37.63)       (37.63)
                                                 -----------    -----------
                                                          - %           - %
                                                 ===========    ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at December 31, 2010 and 2009 consisted of the following:


                                              December 31,      December 31,
         Deferred Tax Assets                      2010              2009
                                            -----------------  ---------------
         Net Operating Loss
         Carryforward                       $      3,953,605   $    1,034,740
                                            -----------------  ---------------
         Total Non-current Deferred                3,953,605        1,034,740
         Tax Asset
         Non-current Deferred Tax
         Liabilities                             (1,555,932)        (267,009)
                                            -----------------  ---------------
         Net Non-current Deferred Tax             2,397,673          767,731
         Asset
         Valuation Allowance                     (2,397,673)        (767,731)
                                            -----------------  ---------------
         Total Net Deferred Tax Asset       $             -    $           -
                                            =================  ===============

     As of December 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $10,507,000 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

     Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009



NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                             Year Ended
                                                            December 31,
                                                     ---------------------------
                                                          2010         2009
                                                     ------------- -------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                               $        591  $        361
                                                     ------------- -------------
Changes in non-cash financing and
investing activities:

Common stock issued for intangible asset             $    120,000  $          -
                                                     ------------- -------------
Common stock issued for equipment purchase           $          -  $    100,000
                                                     ------------- -------------
Common stock issued for equity investment            $          -  $    975,000
                                                     ------------- -------------
Common stock issued for notes payable
 (bonus shares)                                      $    410,599  $          -
                                                     ------------- -------------
Common stock issued for conversion of notes payable
 and accrued interest                                $  1,659,960  $          -
                                                     ------------- -------------
Due to GPS Latitude                                  $    412,409  $          -
                                                     ------------- -------------

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

     Management has evaluated the subsequent events through the date at which the financial statements were issued.

     The Company established the Latitude Solutions, Inc. 401(k) Plan effective January 1, 2011.

     On January 19, 2011 the Company issued 200,000 shares of the Company's authorized common stock to an individual pursuant to consulting services rendered.

     On January 25, 2011 the Company issued 1,222,675 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt and the conversion of $431,800 of notes payable plus accrued interest as mentioned in Note 8. These converted notes were previously in default at December 31, 2010. In consideration for the conversion of the notes, an additional 448,975 warrants were issued.

     On January 27, 2011 the Company issued 575,000 shares of the Company's authorized common stock to several individuals pursuant to services rendered under various agreements.

     On February 4, 2011 the Company issued 110,000 shares of the Company's authorized common stock to several individuals pursuant to services rendered under employment agreements.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

     On February 9, 2011 Latitude Energy Services, LLC was formed by the Company and four other parties to own and operate a water remediation business. The LLC has a term of thirty years unless earlier dissolved in accordance with the provisions of the LLC's operating agreement. The Company has a 70% controlling interest while the remaining four members have an aggregate 30% non-controlling interest.

     On February 9, 2011 the Company entered into a five year lease agreement for lab/office space in Colorado.

     On February 15, 2011 the Company entered into a license agreement with Seperatech Canada, Inc. for a term of five years. The license provides the Company with access to exclusive usage of specified patents to use, test, develop, package, promote, sell and provide license products exclusively in North America. The License provides for the Company to construct a Pilot Plant for development of the licensed products. In addition, the Company will pay total licensing fees of $1.8 million (of which $60,000 has been paid) to be paid in installments over the five year term.

     On February 16, 2011 the Company issued 75,000 shares of the Company's authorized common stock to an individual pursuant to consulting services rendered.

     On February 17, 2011 the Company issued 515,000 shares of the Company's authorized common stock to various individuals pursuant to consulting services rendered.

     On March 22, 2011 the Company issued 1,358,989 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt and the conversion of $564,000 of notes payable plus accrued interest as mentioned in Note 8. $48,000 of the converted notes payable was previously in default at December 31, 2010. In consideration for the conversion of the notes, an additional 587,989 warrants were issued.

     On March 22, 2011, the Company issued 1,360,000 shares of the Company's authorized common stock to individuals pursuant to the issuance of Equity agreements. The equity agreements issue stock at $0.50 per share and a total of $4,238,000 was raised to date. The agreements also issues warrants on a 1 for 1 basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LATITUDE SOLUTIONS, INC.



/s/ Harvey Kaye                                                  April 15, 2011
------------------------------------------------------------
Harvey Kaye
(Chief Executive Officer/Principal Executive Officer)

/s/ Matthew J. Cohen                                             April 15, 2011
------------------------------------------------------------
Matthew J. Cohen
(Chief Financial Officer/Principal
Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harvey Kaye                                                  April 15, 2011
------------------------------------------------------------
Harvey Kaye, Chairman of the Board of  Directors


/s/ Mathew J. Cohen                                              April 15, 2011
------------------------------------------------------------
Mathew J. Cohen, Director


/s/ Warren V. Blasland, Jr.                                      April 15, 2011
------------------------------------------------------------
Warren V. Blasland, Jr., Director


/s/ Jan Rowinski                                                 April 15, 2011
------------------------------------------------------------
Jan Rowinski, Director


/s/ Kenneth Koock                                                April 15, 2011
------------------------------------------------------------
Kenneth Koock, Director