Form 10-K/A
period 2010-12-31
Latitude Solutions, Inc.
filed 2011-05-20
CIK 1477961

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 1


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

There were 34,127,315 shares outstanding of the registrant's Common Stock as of April 11, 2011.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1       Business                                                          1
ITEM 1 A.    Risk Factors                                                     10
ITEM 1 B.    Unresolved Staff Comments                                        17
ITEM 2       Properties                                                       18
ITEM 3       Legal Proceedings                                                18
ITEM 4       Removed and Reserved                                             18

                                     PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                19
ITEM 6       Selected Financial Data                                          34
ITEM 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              34
ITEM 7 A.    Quantitative and Qualitative Disclosures About Market Risk       40
ITEM 8       Financial Statements and Supplementary Data                      40
ITEM 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         40
ITEM 9 A.    Controls and Procedures                                          40
ITEM 9 A(T). Controls and Procedures                                          40
ITEM 9B      Other Information                                                40

                                    PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance          41
ITEM 11      Executive Compensation                                           44
ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  49
ITEM 13      Certain Relationships and Related Transactions, and Director
             Independence                                                     51
ITEM 14      Principal Accounting Fees and Services                           51

                                     PART IV

ITEM 15      Exhibits, Financial Statement Schedules                          52
SIGNATURES                                                                    79

                                EXPLANATORY NOTE

LATITUDE SOLUTIONS, INC., (THE "COMPANY"), IS FILING THIS AMENDMENT TO ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2011, FOR THE SOLE PURPOSE OF AMENDING THE DISCLOSURES IN THE FINANCIAL STATEMENTS AND THE NOTES TO THE FINANCIAL STATEMENTS INCLUDED IN PART II - ITEM 8 AND AMENDING THE DISCLOSURES IN PART I - ITEM 1A, PART II - ITEM 5 AND PART II - ITEM 7 OF THIS FILING.

THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING EXCEPT AS NOTED ABOVE. EXCEPT FOR THE FOREGOING AMENDED INFORMATION, THIS FORM 10-K/A CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING AND THE COMPANY HAS NOT OTHERWISE UPDATED DISCLOSURES CONTAINED THEREIN OR HEREIN TO REFLECT EVENTS THAT OCCURRED AT A LATER DATE.

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

WE HAVE CONVERTIBLE DEBT WHICH IS CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH DEBT COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2010 and December 31, 2009, we have outstanding convertible notes payable of $2,378,583 and $717,302 which is net of a discount of $409,428 and $108,509, respectively. Such notes are due six months from the date of issuance and are convertible into shares of our common stock in whole or in part at a conversion price of $1.00 per share. When the note payables are converted into shares of our common stock this could have a dilutive effect to the holdings of our existing shareholders.

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

WE HAVE A MINIMAL OPERATING HISTORY, SO INVESTORS HAVE NO WAY TO GAUGE OUR LONG TERM PERFORMANCE.

Our current operations were begun in March 2009. During the year ended December 31, 2010, we did not recognize revenues from our operational activities. During the year ended December 31, 2010, we recognized a net loss of ($4,315,476) on a consolidated basis. We must be regarded as a development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

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

SHARES ISSUED ON CONVERSION OF PROMISSORY NOTES IN 2010

During the year ended December 31, 2009 and during the year ended December 31, 2010, the Company issued convertible notes payable amounting to $825,811 and $3,552,150, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock and warrants at a conversion price of $1.00 per share. The holders of the notes have converted the notes into shares of restricted common stock and warrants beginning in April 2010.


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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the years ended December 31, 2010 and 2009 have been restated to reflect debt discount on convertible debt and to correct the fair value of warrants and bonus shares issued pursuant to convertible debt and consulting fees. Management determined that the debt discount had been erroneously recorded as finance costs and that the Black-Scholes calculation used to determine the fair value of the warrants contained a mathematical error.

As a consequence of the above restatement, convertible debt, net was restated from $2,788,011 and $825,811 to $2,378,583 and $717,302 at December 31, 2010 and
2009, respectively; liability to issue stock was restated from $198,065 and $39,576 to $239,133 and $54,910 at December 31, 2010 and 2009, respectively;
additional  paid in capital was  restated  from  $8,989,196  and  $2,397,940  to
$5,312,288  and  $1,887,119  at  December  31,  2010  and  2009,   respectively;
accumulated deficit was restated from $10,506,523 and $2,749,775 to $6,461,255 and $2,145,779 at December 31, 2010 and 2009, respectively; consulting fees were restated from $1,729,462 to $839,007 in 2010; finance costs pursuant to debt issuance were restated from $3,554,150 and $825,811 to $1,003,333 and $221,815 in 2010 and 2009, respectively; net loss was restated from $7,756,748 and $2,490,788 to $4,315,476 and $1,886,792 in 2010 and 2009, respectively, and loss per share - basic and diluted was restated from $0.33 and $1.06 to $0.18 and $0.81 in 2010 and 2009, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED  DECEMBER 31, 2010 WITH THE YEAR ENDED DECEMBER 31, 2009

                                                       For the Years Ended
                                                          December 31,                         Change
                                                ---------------------------------- ------------------------------
                                                      2010             2009               $               %
                                                ----------------- ---------------- ----------------- ------------
REVENUES                                        $              -  $             -  $              -           -%
COST OF REVENUES                                               -                -                 -           -
                                                ----------------- ---------------- ----------------- ------------
GROSS PROFIT (LOSS)                                            -                -                 -           -
                                                ----------------- ---------------- ----------------- ------------
OPERATING EXPENSES
    Legal and accounting expense                         192,106           53,282           138,824       260.5%
    Consulting fees                                      839,007          878,393            39,386        (4.5%)
    Rent expense                                          69,048           57,341            11,707        20.4%
    Salaries expense                                     762,790           20,988           741,802       353.4%
    Travel expense                                       251,301          141,601           109,700        77.5%
    General and administrative                           772,637           89,239           683,398         766%
                                                ----------------- ---------------- ----------------- ------------

    Total expenses                                     2,886,889        1,240,844         1,646,045       132.7%
                                                ----------------- ---------------- ----------------- ------------
LOSS FROM OPERATIONS                                  (2,886,889)      (1,240,844)        1,646,045       132.7%
                                                ----------------- ---------------- ----------------- ------------

OTHER EXPENSES
     Acquisition expense                                       -          350,000          (350,000)       (100%)
     Finance costs                                     1,003,333          221,815           781,518       352.3%
     Interest expense                                    120,886           24,405            96,481       395.3%
     Equity in losses to investee                        304,368           49,728           254,640       512.1%
                                                ----------------- ---------------- ----------------- ------------
    Total other expense                                1,428,587          645,948           782,639       121.1%
                                                ----------------- ---------------- ----------------- ------------

NET LOSS                                              (4,315,476)      (1,886,792)        2,428,684       128.8%
                                                ----------------- ---------------- ----------------- ------------

LOSS PER SHARE                                  $          (0.18) $         (0.81) $          (0.63)      (77.7%)

WEIGHTED AVERAGE OUTSTANDING
     SHARES
    BASIC AND DILUTED                                 23,415,247        2,342,017


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

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2010 were $2,886,889 as compared to $1,240,844 for the year ended December 31, 2009, an increase of $1,646,045 or 132%. The increase was primarily caused by a $741,802 increase in salaries expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $109,700 which resulted from our proof of concept customer demonstrations. Additional increases of $138,824 in legal and accounting expenses as a result of our efforts to register with the Securities and Exchange Commission and $683,398 in general and administrative expenses contributed to the increase over the prior year.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2010 was $2,886,889 compared to a loss of $1,240,844 for the year ended December 31, 2009, an increase of $1,646,045 or 132.7%. The increase in the loss from operations in 2010 versus 2009 was due to the increases in operating expenses identified above.

INTEREST EXPENSE

Interest expense was $120,866 for the year ended December 31, 2010 as compared to $24,405 for the year ended December 31, 2009, an increase of $96,481 or 395.3%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the year ended December 31, 2010, the Company recognized a net loss of $4,315,476 compared to $1,886,792 for the year ended December 31, 2009. The Company's net loss increased $2,428,684 during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The primary reasons for this increase was an increase in operating expenses of $1,646,045, plus an increase in finance costs of $781,518 caused by the increase in debt financing. The amount of $350,000 is attributed to the acquisition of the public shell.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company had total current assets of $ 216,200, consisting solely of cash on hand. At December 31, 2010, we had total current liabilities of $3,973,210, consisting of $907,685 in accounts payable and accrued liabilities, $412,409 due to investee, $35,400 related party payable, convertible debt, net of $2,378,583 and a liability to issue common stock of $239,133. At December 31, 2010, the Company has a working capital deficit of $3,757,010.

Net cash used in operating activities was $2,234,918 for the year ended December 31, 2010, compared to $862,652 for the year ended December 31, 2009. This increase in cash used relates to the significantly higher cash expenses during the year ended December 31, 2010 due to an increase in operating activities including an increase in consulting and travel expenses. During the year ended December 31, 2010, net losses of $4,315,476 were offset by non-cash items of $1,003,333 in financing costs, $385,970 in common stock for services, $146,034 in warrants issued for services, $28,134 in depreciation expense and $304,368 in equity loss in the GPS Latitude investment.

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

At December 31, 2010 and 2009, the Company had convertible notes payable outstanding of $2,378,583 and $717,302, respectively, which was net of a discount of $409,428 and $108,509, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

At December 31, 2010 and 2009, the Company had a liability to issue stock of $239,133 and $54,910, respectively. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010. The balance at December 31, 2009 is comprised of $44,910 of bonus shares issued in 2010 and $10,000 of consulting services rendered in 2009.

As of December 31, 2010, $705,061 of the outstanding convertible notes payable have reached their maturity date and $479,800 of this amount has been converted to stock subsequent to December 31, 2010.

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," is accounted for in accordance with guidelines established by ASC 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS." The relative fair value of the beneficial conversion feature and other embedded features are individually valued at fair market value and are either expensed or amortized over the term of the related instruments. The Company has recognized the respective values of these features as a discount to the convertible debt and is amortizing the discount over the term of the notes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The restated audited financial statements of Latitude Solutions, Inc. for the two-years ended December 31, 2010 and 2009, and for the period from June 3, 1983 (inception) through December 31, 2010 appear as pages 54 through 78.


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












                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)


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








                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

     TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER (1)       AMOUNT AND NATURE OF      PERCENT OF
                                                                             BENEFICIAL OWNERSHIP        CLASS
------------------------- ------------------------------------------------- ------------------------ ---------------
Common Stock              Harvey Kaye, Chief Executive Officer, President                 3,999,920          13.93%
                          and Chairman of Latitude Solutions, Inc. (2)

Common Stock              Matthew J. Cohen, Chief Operating Officer, Chief                1,283,333           4.46%
                          Financial Officer and Director of Latitude
                          Solutions, Inc. / Hawk Management Group, Inc. (3)

Common Stock              Warren V. Blasland, Jr., Executive Vice                         1,230,333           4.28%
                          President and Director of Latitude Solutions,
                          Inc. and Chief Executive Officer of Latitude
                          Clean Tech Group, Inc.

Common Stock              Jan Rowinski, Executive Vice President and                      2,892,084          10.07%
                          Director of Latitude Solutions, Inc. and Chief
                          Executive Officer and President of GpsLatitude

Common Stock              Kenneth Koock, Director of Latitude Solutions,                    300,000           0.01%
                          Inc.
                                                                            ------------------------ ---------------
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (5 PERSONS)                               9,805,670          34.15%
                                                                            ======================== ===============

GREATER THAN 5% SHAREHOLDERS
---------------------------------------------------------------------------
Common Stock              Aladin Gaston                                                   1,608,750           5.60%

Common Stock              H. Deworth Williams                                             1,575,082           5.48%

Common Stock              Ed Cowle                                                        1,564,315           5.44%

Common Stock              Jacques Faguy/Micro-Innovations, Inc. (4)                       1,608,750           5.60%
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

(a)     Restated Audited financial statements for years ended December 31, 2010 and 2009


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

        31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *****




        31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                       Sarbanes-Oxley Act *****
        32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act *****
        32.2           Certification of Principal Accounting Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act *****

----------------- --------------

*Filed as an exhibit to the Registration Statement on Form 10, filed with the SEC on November 12, 2010.

**Filed as an exhibit to the Registration Statement on Form 10, Amendment No. 1, filed with the SEC on January 14, 2011.

*** Filed as an exhibit to the Registration Statement on Form 10, Amendment No. 2, filed with the SEC on February 11, 2011.

****Filed as an exhibit to the Annual Report on Form 10-K, filed with the SEC on April 15, 2011.

*****Filed herewith.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
                               (F/K/A GMMT, INC.)



                    Financial Statements for the Years Ended
                           December 31, 2010 and 2009


                                   (Restated)

                                TABLE OF CONTENTS






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               56

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets (Restated)                          57

      Consolidated Statements of Operations (Restated)                58

      Consolidated Statement of Stockholders' Deficit (Restated)      59-61

      Consolidated Statements of Cash Flows (Restated)                62

      Notes to Consolidated Financial Statements                      63-78

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------



To the Board of Directors and
Stockholders of Latitude Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company)

We have  audited  the  accompanying  consolidated  balance  sheets  of  Latitude
Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company) (the "Company") as of December 31, 2010 and 2009, the related consolidated statements of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from June 3, 1983 (inception) to December 31, 2010, and the related consolidated statements of stockholders' deficit for the period from June 3, 1983 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's lack of revenue, continuing losses and dependence on outside financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mallah Furman

Fort Lauderdale, Florida
April 15, 2011, except for Notes 2, 9, 11, 13 and 14, as to which the date is May 10, 2011

                              LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                            (A Development Stage Company)
                                             Consolidated Balance Sheets
                                                      (Restated)

                                                        ASSETS

                                                                            December 31,           December 31,
                                                                               2010                     2009
                                                                       -----------------------  --------------------

CURRENT ASSETS

      Cash                                                             $              216,200   $             2,133
                                                                       -----------------------  --------------------

           Total Current Assets                                                       216,200                 2,133
                                                                       -----------------------  --------------------

      Equity investment                                                             1,767,882               938,146
      Prepaid licensing fee, net                                                       93,333               100,000
      Property, plant and equipment, net                                              384,743                20,208
      Intangible assets, net                                                          207,267                     -
      Other assets                                                                    174,745                 4,423
                                                                          --------------------     -----------------

           TOTAL ASSETS                                                $            2,844,170   $         1,064,910
                                                                       =======================  ====================


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts payable and accrued expenses                            $              907,685   $           602,262
      Due to investee                                                                 412,409                     -
      Related party payable                                                            35,400                10,400
      Convertible debt, net                                                         2,378,583               717,302
      Liability to issue stock                                                        239,133                54,910
                                                                       -----------------------  --------------------

           Total Current Liabilities                                                3,973,210             1,384,874
                                                                       -----------------------  --------------------

STOCKHOLDERS' DEFICIT

      Common stock, $0.001 par value, 100,000,000
         shares authorized, 28,710,656 and 21,887,814
         shares issued and outstanding, respectively                                   28,711                21,888
      Additional paid-in capital                                                    5,312,288             1,887,119
      Deficit accumulated during the development stage                             (6,461,255)           (2,145,779)
      Due from investee                                                                     -               (96,065)
      Accumulated other comprehensive (loss) income                                    (8,784)               12,873
                                                                       -----------------------  --------------------

           Total Stockholders' Deficit                                             (1,129,040)             (319,964)
                                                                       -----------------------  --------------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                                     $            2,844,170   $         1,064,910
                                                                       =======================  ====================






          See accompanying notes to consolidated financial statements.

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                             (Restated)

                                                                                                                From Inception
                                                                                                                  on June 3,
                                                                                                                 1983 Through
                                                                          For the Years Ended                    December 31,
                                                                             December 31,                            2010
                                                               -------------------------------------------  -----------------------
                                                                       2010                    2009
                                                               --------------------    -------------------  -----------------------
REVENUES                                                        $                -      $               -    $                   -
                                                               --------------------    -------------------  -----------------------

EXPENSES

     Legal and accounting expense                                          192,106                 53,282                  334,096
     Consulting fees                                                       839,007                878,393                1,769,900
     Rent expense                                                           69,048                 57,341                  148,389
     Salaries expense                                                      762,790                 20,988                  821,778
     Travel expense                                                        251,301                141,601                  435,330
     General and administrative                                            772,637                 89,239                  877,227
                                                               --------------------    -------------------  -----------------------

        Total Expenses                                                   2,886,889              1,240,844                4,386,720
                                                               --------------------    -------------------  -----------------------

LOSS FROM OPERATIONS                                                    (2,886,889)            (1,240,844)              (4,386,720)

OTHER EXPENSES
     Acquisition expense                                                         -                350,000                  350,000
     Finance costs pursuant to debt issuance                             1,003,333                221,815                1,225,148
     Interest expense                                                      120,886                 24,405                  145,291
     Equity in losses of investee                                          304,368                 49,728                  354,096
                                                               --------------------    -------------------  -----------------------

        Total Other Expenses                                             1,428,587                645,948                2,074,535
                                                               --------------------    -------------------  -----------------------

LOSS BEFORE INCOME TAXES                                                (4,315,476)            (1,886,792)              (6,461,255)

INCOME TAXES                                                                     -                      -                        -
                                                               --------------------    -------------------  -----------------------

NET LOSS                                                       $        (4,315,476)    $       (1,886,792)  $           (6,461,255)
                                                               ====================    ===================  =======================

LOSS PER SHARE - BASIC AND DILUTED                             $             (0.18)    $            (0.81)
                                                               ====================    ===================

WEIGHTED AVERAGE
  OUTSTANDING SHARES
  BASIC AND DILUTED                                                     23,415,247              2,342,017
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

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit



                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)     Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income       Deficit
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance at inception on
  June 3, 1983                                            -    $      -           -           -         -         -              -

Common shares issued to
  founders for services                               421,643       422       9,358           -         -         -          9,780

Net loss for the period from
  inception on June 3, 1984
  through December 31, 2004                                 -         -           -      (9,780)        -         -         (9,780)
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2004                            421,643       422       9,358      (9,780)        -         -              -

Services contributed and
  expenses paid by shareholder                              -         -       7,500           -         -         -          7,500

Net loss for the year ended
  December 31, 2005                                         -         -           -     (11,700)        -         -        (11,700)
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2005                            421,643       422      16,858     (21,480)        -         -         (4,200)

Services contributed by
  shareholders                                              -         -       5,000           -         -         -          5,000

Net loss for the year ended
  December 31, 2006                                         -         -           -      (7,500)        -         -         (7,500)
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------

Balance, December 31, 2006                            421,643       422      21,858     (28,980)        -         -         (6,700)

Services contributed by
  shareholders                                              -         -       3,600           -         -         -          3,600

Net loss for the year ended
  ended December 31, 2007                                   -         -           -      (7,300)        -         -         (7,300)
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2007                            421,643       422      25,458     (36,280)                           (10,400)

                                                                                                                ....(CONTINUED)



          See accompanying notes to consolidated financial statements.




                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)     Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income       Deficit
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------

Common stock issued for
  cash at 0.20  per share                              45,322        45     210,205           -         -         -        210,250

Net loss for the year ended
  December 31, 2008                                         -         -           -    (222,707)        -         -       (222,707)
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2008                            466,965       467     235,663    (258,987)        -         -        (22,857)


Common stock issued for
  cash at $.20 per share                               33,088        33     153,468           -         -         -        153,501

Value of beneficial conversion
  feature and warrants issued in
  connection with convertible debt                          -         -     165,161           -         -         -        165,161

Issuance of common stock for
  professional fees at $ .20 per share                786,500       787     156,514           -         -         -        157,301

Issuance of common stock as
  prepaid licensing fee at $.20 per share             500,000       500      99,500           -         -         -        100,000

Issuance of common stock in
  connection with merger with
  Latitude Solutions, Inc.                         14,625,000    14,625     (12,963)          -         -         -          1,662

Issuance of common stock in
  connection with acquistion
  of investee at $ .20 per share                    4,875,000     4,875     970,125           -         -         -        975,000

Issuance of common stock pursuant to
  bonus shares issued in connection
  with convertible debt                               601,261       601     119,651           -         -         -        120,252

Net loss for the year ended
  December 31, 2009                                         -         -           -  (1,886,792)        -         -     (1,886,792)

Due from investee for the year ended
  December 31, 2009                                         -         -           -           -   (96,065)        -        (96,065)

Other comprehensive income for the
  year ended December 31, 2009                              -         -           -           -         -    12,873         12,873
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2009 (Restated)              21,887,814    21,888   1,887,119  (2,145,779)  (96,065)   12,873       (319,964)

                                                                                                                ....(CONTINUED)




          See accompanying notes to consolidated financial statements.



                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)     Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income       Deficit
                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Issuance of common stock for
 professional fees at $ .20 per share               1,637,882     1,638     325,938           -         -         -        327,576

Issuance of common stock pursuant to
 agreement with third party at $.20 per share         600,000       600     119,400           -         -         -        120,000

Issuance of common stock pursuant to
 bonus shares issued in connection
 with convertible debt at $.20 per share            2,925,000     2,925     583,675           -         -         -        586,600

Issuance of common stock pursuant to
 conversion shares issued in connection
 with convertible debt at $1.00 per share           1,659,960     1,660   1,658,300          -          -         -      1,659,960

Value of beneficial conversion
 feature and warrants issued in
 connection with debt                                       -         -     591,822           -         -         -        591,822

Issuance of warrants for professional fees                  -         -     146,034           -         -         -        146,034

Other comprehensive loss for the
 period ended December 31, 2010                             -         -           -           -         -   (21,657)       (21,657)

Net loss for the year ended
December 31, 2010                                           -         -           -  (4,315,476)        -         -     (4,315,476)

Offset by accrual of amounts owed
 to investee                                                -         -           -           -    96,065         -         96,065

                                                   ---------- ---------  ----------  -----------  -------  ---------   ------------
Balance, December 31, 2010 (Restated)              28,710,656 $  28,711   5,312,288  (6,461,255)        -    (8,784)    (1,129,040)
                                                   ========== =========  ==========  ===========  =======  =========   ============




          See accompanying notes to consolidated financial statements.

                                LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                       (Restated)

                                                                                                        From Inception
                                                                                                          on June 3,
                                                                                                         1983 Through
                                                                 For the Years Ended December 31,        December 31,
                                                                    2010                 2009                 2010
                                                             ------------------   ------------------   -----------------
OPERATING ACTIVITIES

     Net loss                                                $      (4,315,476)   $      (1,886,792)   $     (6,461,255)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Services contributed by
            shareholders                                                     -                    -              16,100
          Financing costs                                            1,003,333              221,815           1,225,148
          Common stock issued or to be
            issued for services                                        385,970              167,299             563,049
          Warrants issued for services                                 146,034                    -             146,034
          Depreciation and amortization expense                         28,134                  773              28,907
          Equity in losses of investee                                 304,368               49,728             354,096
          Changes in operating assets
            and liabilities:
          Increase in other assets                                    (170,322)              (4,423)           (174,745)
          Increase in accounts
            payable and accrued expenses                               383,041              588,948             985,303

                                                             ------------------   ------------------   -----------------
               Net Cash Used by Operating Acitvities                (2,234,918)            (862,652)         (3,317,363)
                                                             ------------------   ------------------   -----------------


 INVESTING ACTIVITIES
          Capital contributions to investee                           (155,760)                   -            (155,760)
          Purchase of plant and equipment                             (373,879)             (20,981)           (394,860)
          Purchase of intangible asset                                (102,000)                   -            (102,000)
          Increase in due to investee                                 (491,526)             (96,065)           (587,591)

                                                             ------------------   ------------------   -----------------
               Net Cash Used by Investing Activities                (1,123,165)            (117,046)         (1,240,211)
                                                             ------------------   ------------------   -----------------


 FINANCING ACTIVITIES

          Proceeds from related party payable                           25,000                    -              35,400
          Proceeds from convertible debt                             3,552,150              825,811           4,377,961
          Repayments of convertible debt                                (5,000)                   -              (5,000)
          Sale of common stock                                               -              155,163             365,413

                                                             ------------------   ------------------   -----------------
               Net Cash Provided by Financing Activities             3,572,150              980,974           4,773,774
                                                             ------------------   ------------------   -----------------


          NET INCREASE IN CASH                                         214,067                1,276             216,200

          CASH AT BEGINNING OF YEAR                                      2,133                  857                   -
                                                             ------------------   ------------------   -----------------


          CASH AT END OF YEAR                                $         216,200    $           2,133    $        216,200
                                                             ==================   ==================   =================


          See accompanying notes to consolidated financial statements.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

     The accompanying 2010 and 2009 financial statements have been restated to reflect debt discount on convertible debt and to correct the fair value of warrants and bonus shares issued pursuant to convertible debt and consulting fees. Management determined that the debt discount had been erroneously recorded as finance costs and that the Black Scholes calculation used to determine the fair value of the warrants contained a mathematical error.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------

     As a consequence of the above restatement, convertible debt, net was restated from $2,788,011 and $825,811 to $2,378,583 and $717,302 at
     December 31, 2010 and 2009, respectively; liability to issue stock was restated from $198,065 and $39,576 to $239,133 and $54,910 at December 31,
     2010 and 2009, respectively; additional paid in capital was restated from $8,989,196 and $2,397,940 to $5,312,288 and $1,887,119 at December 31, 2010
     and 2009, respectively; accumulated deficit was restated from $10,506,523 and $2,749,775 to $6,461,255 and $2,145,779 at December 31, 2010 and 2009,
     respectively; consulting fees were restated from $1,729,462 to $839,007 in 2010; finance costs pursuant to debt issuance were restated from $3,554,150 and $825,811 to $1,003,333 and $221,815 in 2010 and 2009, respectively; net loss  was  restated  from  $7,756,748  and  $2,490,788  to  $4,315,476  and
     $1,886,792 in 2010 and 2009, respectively, and loss per share - basic and diluted was restated from $0.33 and $1.06 to $0.18 and $0.81 in 2010 and 2009, respectively.

NOTE 3 - GOING CONCERN
----------------------

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

NOTE 4 - ACQUISITION
--------------------

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

NOTE 5 - EQUITY INVESTMENT
--------------------------

     In July 2009 the Company acquired a 50% ownership interest in 6709800 Canada Inc. ("GPS Latitude"), a Canadian Company. The remaining 50% is owned by four Canadian citizens and a Canadian corporation. The Company accounts for this investment under the equity method of accounting. GPS Latitude is engaged in providing unique wireless live-video streaming technology and processes in Canada.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 5 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

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

     The Company has calculated the components of the Investment to be as follows:


          Goodwill                                              $    1,050,781

          Net Liabilities assumed at January 31, 2009                  (75,781)
                                                                ---------------
                                                                       975,000

          Contributed capital, including $412,409 not paid
          as of December 31, 2010                                    1,155,759

          Estimated proportionate share in losses of
          investee, including a foreign currency
          translation of $8,784                                       (362,877)
                                                                ---------------

          Book Value                                            $    1,767,882
                                                                ===============

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 5 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     GPS Latitude has a fiscal year end of January 31. The following is summarized unaudited financial information of GPS Latitude as of December 31, 2010 and for the eleven month period then ended:

                                                  December 31, 2010
                                                 -------------------

             Balance Sheet:
                Reimbursable R&D                           $178,504
                Other current assets                        140,451
                Noncurrent assets                             4,851
                Current liabilities                        (373,896)
                Noncurrent liabilities                     (273,635)
                                                 -------------------
             Total Stockholders' Deficit                  ($323,725)
                                                 ===================



             Operating Results
               Loss from operations                       ($742,459)
               Revenue                                      199,968
               Interest Expense                             (24,054)
                                                 -------------------
               Net loss                                    (566,545)
                                                 -------------------
               Loss on Foreign Exchange                     (17,568)
                                                 -------------------
               Comprehensive Loss                         ($584,113)
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

NOTE 6 - PREPAID LICENSING FEE
------------------------------

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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009



NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     At December 31, 2010 and 2009, property and equipment consisted of the following:


                                                    2010            2009
                                                -------------   ------------

               Equipment                        $     35,752    $    17,695
               Furniture and fixtures                 11,421          3,286
               Plants under construction             345,076              -
                                                -------------   ------------
                                                     392,249         20,981
               Less accumulated Depreciation           7,506            773
                                                -------------   ------------
                                                $    384,743    $    20,208
                                                =============   ============

     Plants under construction represent electro-coagulation units in assembly at the Company's contracted manufacturer in Colorado. These machines will either be utilized as demonstration units or leased to potential customers in 2011.

     Depreciation expense for the years ended December 31, 2010 and 2009 was $6,733 and $773, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

     The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $35,400 and $10,400 as of December 31, 2010 and 2009, respectively. These amounts are non-interest bearing and payable on demand.

NOTE 9- CONVERTIBLE DEBT
------------------------

     At December 31, 2010 and 2009, the Company had convertible notes payable outstanding of $2,378,583 and $717,302, respectively, which was net of a discount of $409,428 and $108,509, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

     At December 31, 2010 and 2009, the Company had a liability to issue stock of $239,133 and $54,910, respectively. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010. The balance at December 31, 2009 is comprised of $44,910 of bonus shares issued in 2010 and $10,000 of consulting services rendered in 2009.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 9 - CONVERTIBLE DEBT (CONTINUED)
-------------------------------------

     As of December 31, 2010, $705,061 of the outstanding convertible notes payable have reached their maturity date and $479,800 of this amount has been converted to stock subsequent to December 31, 2010.

     Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," is accounted for in accordance with guidelines established by ASC 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS." The relative fair value of the beneficial conversion feature and other embedded features are individually valued at fair market value and are either expensed or amortized over the term of the related instruments. The Company has recognized the respective values of these features as a discount to the convertible debt and is amortizing the discount over the term of the notes.

NOTE 10 - STOCKHOLDERS' DEFICIT
-------------------------------

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

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)
-------------------------------------------

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

NOTE 11 - STOCK PURCHASE WARRANTS
---------------------------------

     During the period, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 9, upon conversion of outstanding notes as discussed in Note 10 and for services rendered by various consultants during the year ended December 31, 2010.

     A summary of the change in stock purchase warrants for the years ended December 31, 2010 and 2009 is as follows:


                                                                    Weighted
                                                    Weighted         Average
                                   Number of         Average        Remaining
                                    Warrants        Exercise       Contractual
                                  Outstanding         Price       Life (Years)
                                  ---------------  ------------  ---------------
     Balance, January 1, 2009                  -          $  -                 -
            Warrants issued              825,811          1.25              3.63
                                  ---------------  ------------  ---------------
     Balance, December 31, 2009          825,811          1.25              3.63
            Warrants issued            6,523,084          1.25              4.61
                                  ---------------  ------------  ---------------
     Balance, December 31, 2010        7,348,895         $1.25              4.50
                                  ===============  ============  ===============

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009



NOTE 11 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

     The balance of outstanding and exercisable common stock warrants at December 31, 2010 is as follows:

                                                                    Remaining
                                                                   Contractual
        Number of Warrants Outstanding      Exercise Price         Life (Years)
        -------------------------------     ----------------     ---------------
                               825,811                $1.25              3.63
                             6,523,084                $1.25              4.61

     The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:


                                                           Years Ended
                                                  December 31,      December 31,
                                                      2010             2009
                                                 ---------------- --------------
                                                   (Restated)        (Restated)

         Risk free interest rate                   .35%-1.14%       .93% - 1.35%

         Expected volatility                       214% - 234%      669% - 715%

         Expected term of stock warrant in years       2.5              2.5

         Expected dividend yield                        0%               0%

         Average value per option                    .16-.17            .20

     Expected volatility is based on historicalolatility of the Company and other comparable companies. Short Term U.S. Treasury rates were utilized. The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Since trading volumes and the number of unrestricted shares are very small compared to total outstanding shares, the value of the warrants was decreased for lack of marketability.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 12 - COMMITTMENTS
----------------------

     The company entered into a three year office lease agreement in Florida beginning April 1, 2010 through March 31, 2013 and subsequently added an addendum to the lease agreement beginning September 1, 2010 through March 31, 2013. The amount is to be paid monthly over the course of the agreement.

     Future minimum lease payments for its headquarters are as follows:

                             YEAR                   AMOUNT
                             ----                 ---------
                             2011                 $  68,367
                             2012                    71,790
                             2013                    18,164
                                                  ---------
                                                  $ 158,321
                                                  =========

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
                                                   --------
                                                   $102,226
                                                   ========

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

NOTE 13 - INCOME TAXES
----------------------

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2010 and 2009 are as follows:


                                                       2010           2009
                                                  ------------    -----------
          Tax benefit at U.S. statutory rate            34.00  %       34.00  %
          State taxes, net of federal benefit            3.63           3.63
          Change in valuation allowance                (37.63)        (37.63)
                                                   -----------    -----------
                                                            -  %           -  %
                                                   ===========    ===========


     The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at December 31, 2010 and 2009 consisted of the following:


                                                December 31,       December 31,
              Deferred Tax Assets                  2010               2009
                                             -----------------  ----------------
                                                (Restated)         (Restated)
              Net Operating Loss
              Carryforward                   $      2,431,370    $    1,034,740
                                             -----------------   ---------------
              Total Non-current Deferred            2,431,370         1,034,740
              Tax Asset
              Non-current Deferred Tax
              Liabilities                            (350,640)          (62,151)
                                             -----------------   ---------------
              Net Non-current Deferred Tax          2,080,730           972,589
              Asset
              Valuation Allowance                  (2,080,730)         (972,589)

                                             -----------------   ---------------
              Total Net Deferred Tax Asset   $              -    $            -
                                             =================   ===============

     As of December 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6,461,255 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

     Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                                      Year Ended
                                                                     December 31,
                                                              ----------------------------
                                                                  2010           2009
                                                              -------------  -------------
                                                               (Restated)     (Restated)
      Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                  $        591   $        361
                                                              -------------  -------------

      Changes in non-cash financing and investing activities:
      Common stock issued for intangible asset                $    120,000   $          -
                                                              -------------  -------------
      Common stock issued for equipment purchase              $          -   $    100,000
                                                              -------------  -------------
      Common stock issued for equity investment               $          -   $    975,000
                                                              -------------  -------------
      Common stock issued for notes payable                   $    586,600   $    165,161
          (bonus shares)
                                                              -------------  -------------
      Common stock issued for conversion of notes
          payable and accrued interest                        $  1,659,960   $          -
                                                              -------------  -------------
      Due to GPS Latitude                                     $    412,409   $          -
                                                              -------------  -------------

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

     Management has evaluated the subsequent events through the date at which the financial statements were issued.

     The Company established the Latitude Solutions, Inc. 401(k) Plan effective January 1, 2011.

     On January 19, 2011 the Company issued 200,000 shares of the Company's authorized common stock to an individual pursuant to consulting services rendered.

     On January 25, 2011 the Company issued 1,222,675 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt and the conversion of $431,800 of notes payable plus accrued interest as mentioned in Note 9. These converted notes were previously in default at December 31, 2010. In consideration for the conversion of the notes, an additional 448,975 warrants were issued.

     On January 27, 2011 the Company issued 575,000 shares of the Company's authorized common stock to several individuals pursuant to services rendered under various agreements.

     On February 4, 2011 the Company issued 110,000 shares of the Company's authorized common stock to several individuals pursuant to services rendered under employment agreements.

             LATITUDE SOLUTIONS, INC & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

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

     On February 15, 2011 the Company entered into a license agreement with Separatech Canada, Inc. for a term of five years. The license provides the Company with access to exclusive usage of specified patents to use, test, develop, package, promote, sell and provide license products exclusively in North America. The License provides for the Company to construct a Pilot Plant for development of the licensed products. In addition, the Company will pay total licensing fees of $1.8 million (of which $60,000 has been paid) to be paid in installments over the five year term.

     On February 16, 2011 the Company issued 75,000 shares of the Company's authorized common stock to an individual pursuant to consulting services rendered.

     On February 17, 2011 the Company issued 515,000 shares of the Company's authorized common stock to various individuals pursuant to consulting services rendered.

     On March 22, 2011 the Company issued 1,358,989 shares of the Company's authorized common stock to individuals pursuant to the issuance of additional convertible debt and the conversion of $564,000 of notes payable plus accrued interest as mentioned in Note 9. $48,000 of the converted notes payable was previously in default at December 31, 2010. In consideration for the conversion of the notes, an additional 587,989 warrants were issued.

     On March 22, 2011, the Company issued 1,360,000 shares of the Company's authorized common stock to individuals pursuant to the issuance of Equity agreements. The equity agreements issue stock at $0.50 per share and a total of $4,238,000 was raised to date. The agreements also issue warrants on a 1 for 1 basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LATITUDE SOLUTIONS, INC.



/s/ Harvey Kaye                                                  May 18, 2011
------------------------------------------------------------
Harvey Kaye
(Chief Executive Officer/Principal Executive Officer)

/s/ Matthew J. Cohen                                             May 18, 2011
------------------------------------------------------------
Matthew J. Cohen
(Chief Financial Officer/Principal
Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harvey Kaye                                                  May 18, 2011
------------------------------------------------------------
Harvey Kaye, Chairman of the Board of Directors


/s/ Matthew J. Cohen                                             May 18, 2011
------------------------------------------------------------
Matthew J. Cohen, Director


/s/ Jan Rowinski                                                 May 18, 2011
------------------------------------------------------------
Jan Rowinski, Director


/s/ Kenneth Koock                                                May 18, 2011
------------------------------------------------------------
Kenneth Koock, Director