Form 10-Q
period 2011-03-31
Latitude Solutions, Inc.
filed 2011-05-23
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2011

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to ___________

                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                               29-1284382
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

           190 NW SPANISH RIVER BLVD., SUITE 101, BOCA RATON, FL 33431
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  (561)417-0644
              ---------------------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                 Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                 Yes [ ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]              Accelerated filer [  ]
Non-accelerated filer      [  ]              Smaller reporting company [X]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                  Yes [  ]   No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 20, 2011, there were 42,947,855 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                     1

         Balance Sheets - March 31, 2011 and December 31, 2010 (Audited)    F-1

         Statements of Operations  -
                  Three months ended March 31, 2011 and 2010 and
                  From June 3, 1983 (Inception) to March 31, 2011           F-2

         Statements of Cash Flows -
                  Three months ended March 31, 2011 and 2010 and
                  From June 3, 1983 (Inception) to March 31, 2011           F-3

         Notes to the Financial Statements                                  F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                            7

Item 4.  Controls and Procedures                                              7

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    8

Item 1A. Risk Factors -  NOT APPLICABLE                                       8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          8
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     9

Item 4.  Removed and Reserved                                                 9

Item 5.  Other Information - NOT APPLICABLE                                   9

Item 6.  Exhibits                                                             9

SIGNATURES                                                                   10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                               (A Development Stage Company)
                                           Condensed Consolidated Balance Sheets


                                                          ASSETS

                                                                                    March 31,              December 31,
                                                                                       2011                    2010
                                                                                    Unaudited               Restated
                                                                               ---------------------   -------------------
CURRENT ASSETS

      Cash                                                                     $          3,282,912    $          216,200
      Advance to consultant                                                                  20,000                     -
                                                                               ---------------------   -------------------
          Total Current Assets                                                            3,302,912               216,200
                                                                               ---------------------   -------------------

      Equity investment                                                                   1,525,434             1,767,882
      Prepaid licensing fee, net                                                             91,667                93,333
      Property and equipment, net                                                           643,332               384,743
      Intangible assets, net                                                                203,567               207,267
      Other assets                                                                           75,149               174,745
                                                                               ---------------------   -------------------

          TOTAL ASSETS                                                         $          5,842,061    $        2,844,170
                                                                               =====================   ===================


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts payable and accrued expenses                                    $            805,111    $          907,685
      Due to Investee                                                                       140,766               412,409
      Related party payable                                                                  10,327                35,400
      Convertible debt, net                                                               1,866,899             2,378,583
      Liability to issue stock                                                            3,352,500               239,133
                                                                               ---------------------   -------------------

          Total Current Liabilities                                                       6,175,603             3,973,210
                                                                               ---------------------   -------------------

STOCKHOLDERS' DEFICIT

      Common stock, $0.001 par value, 100,000,000
         shares authorized,  34,127,320 and 28,710,656
         shares issued and outstanding, respectively                                         34,128                28,711
      Additional paid-in capital                                                          8,252,441             5,312,288
      Deficit accumulated during the development stage                                   (8,577,079)           (6,461,255)
      Accumulated other comprehensive loss                                                   (9,553)               (8,784)
                                                                               ---------------------   -------------------

          Total Latitude Solutions, Inc. Stockholders' Deficit                             (300,063)           (1,129,040)
          Noncontrolling Interest in Consolidated Subsidiary                                (33,479)                    -
                                                                               ---------------------   -------------------
          Total Stockholders' Deficit                                                      (333,542)           (1,129,040)
                                                                               ---------------------   -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIT                                                              $          5,842,061    $        2,844,170
                                                                               =====================   ===================



     See accompanying notes to condensed consolidated financial statements.

                                 LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                (A Development Stage Company)
                                       Condensed Consolidated Statements of Operations
                                                          Unaudited



                                                                                For the Three Months Ended
                                                                                       March 31,             From Inception
                                                                              -----------------------------     on June 3,
                                                                                                              1983 Through
                                                                                  2011            2010          March 31,
                                                                                               (Restated)         2011
                                                                              --------------  -------------  --------------
REVENUES                                                                      $           -   $          -   $           -
                                                                              --------------  -------------  --------------

EXPENSES

    Legal and accounting expense                                                     57,305         22,639         391,401
    Consulting fees                                                                 641,393        133,620       2,411,293
    Rent expense                                                                     26,486         10,995         174,875
    Salaries expense                                                                459,633         80,075       1,281,411
    License fees                                                                     60,000              -          60,000
    Travel expense                                                                   96,535         23,452         531,865
    General and administrative                                                      263,055         69,941       1,140,282
                                                                              --------------  -------------  --------------

      Total Expenses                                                              1,604,407        340,722       5,991,127
                                                                              --------------  -------------  --------------

LOSS FROM OPERATIONS                                                             (1,604,407)      (340,722)     (5,991,127)

OTHER INCOME (EXPENSE)
    Acquisition expense                                                                   -              -        (350,000)
    Finance costs pursuant to debt issuance                                        (408,482)      (135,244)     (1,633,630)
    Gain on settlement of accrued expenses                                          150,000              -         150,000
    Interest expense                                                                (40,180)       (21,150)       (185,471)
    Interest income                                                                      23              -              23
    Equity in losses of investee                                                   (246,257)      (107,386)       (600,353)
                                                                              --------------  -------------  --------------

      Total Other Income (Expense)                                                 (544,896)      (263,780)     (2,619,431)
                                                                              --------------  -------------  --------------

LOSS BEFORE NONCONTROLLING INTEREST                                              (2,149,303)      (604,502)     (8,610,558)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST                                         33,479              -          33,479
                                                                              --------------  -------------  --------------

NET LOSS ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC.                             $  (2,115,824)  $   (604,502)  $  (8,577,079)
                                                                              ==============  =============  ==============

LOSS PER SHARE ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC. - BASIC AND DILUTED   $       (0.07)  $      (0.03)
                                                                              ==============  =============

WEIGHTED AVERAGE
  OUTSTANDING SHARES
  BASIC AND DILUTED                                                              30,823,728     22,088,755
                                                                              ==============  =============




     See accompanying notes to condensed consolidated financial statements.

                         LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                       (A Development Stage Company)
                              Condensed Consolidated Statements of Cash Flows
                                                 Unaudited

                                                                                           From Inception
                                                                                             on June 3,
                                                        Threee Months Ended March 31,       1983 Through
                                                         2011                2010             March 31,
                                                                            Restated            2011
                                                   ------------------  -----------------  ----------------
OPERATING ACTIVITIES

     Net loss                                       $     (2,149,303)   $      (604,502)   $   (8,610,558)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Services contributed by
           shareholders                                            -                  -            16,100
         Financing Costs                                     408,482            135,244         1,633,630
         Common stock issued or to be
           issued for services                               445,000             55,620         1,008,049
         Warrants issued for services                              -                  -           146,034

         Depreciation and amortization expense                 8,875              6,409            37,782
         Equity in losses of investee                        246,257            107,386           600,353
     Changes in operating assets and liabilities:
         (Increase) decrease in other assets                  99,596            (14,576)          (75,149)
         (Decrease) Increase in accounts
           payable and accrued expenses                      (74,804)           181,400           910,500

                                                   ------------------  -----------------  ----------------
              Net Cash Used by
                 Operating Activities                     (1,015,896)          (133,019)       (4,333,259)
                                                   ------------------  -----------------  ----------------

 INVESTING ACTIVITIES
         Capital contributions to investee                    (4,579)           (83,350)         (160,339)
         Purchase of plant and equipment                    (262,097)          (211,764)         (656,957)
         Purchase of intangible asset                              -           (100,000)         (102,000)
         Payments to investee                               (271,643)           (86,391)         (859,234)
                                                   ------------------  -----------------  ----------------
              Net Cash Used by
                 Investing Activities                       (538,319)          (481,505)       (1,778,530)
                                                   ------------------  -----------------  ----------------

 FINANCING ACTIVITIES

         Proceeds from related party payable                       -                  -            35,400
         Decrease in related party payable                   (25,073)                 -           (25,073)
         Increase in advance to consultant                   (20,000)                 -           (20,000)
         Proceeds from convertible debt                      691,000            617,200         5,068,961
         Repayments of convertible debt                      (40,000)                 -           (45,000)
         Proceeds from short term debt                       100,000                  -           100,000
         Repayment of short term debt                       (100,000)                 -          (100,000)
         Sale of common stock                              4,015,000                  -         4,380,413
                                                   ------------------  -----------------  ----------------
              Net Cash Provided by
                  Financing Activities                     4,620,927            617,200         9,394,701
                                                   ------------------  -----------------  ----------------

         NET INCREASE IN CASH                              3,066,712              2,676         3,282,912

         CASH AT BEGINNING
           OF PERIOD                                         216,200              2,133                 -
                                                   ------------------  -----------------  ----------------

         CASH AT END OF PERIOD                     $       3,282,912   $          4,809   $     3,282,912
                                                   ==================  =================  ================


     See accompanying notes to condensed consolidated financial statements.
                                      F-3

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


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

On February 9, 2011, the Company, along with four other entities, formed a Nevada Limited Liability Company named Latitude Energy Services, LLC. This new entity plans to conduct operations in the water remediation business. The Company owns a seventy percent (70%) interest in Latitude Energy Services, LLC.

BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated interim financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc, Trinity Solutions, Inc. and GMMT Merger, Inc., and its 70% owned subsidiary, Latitude Energy Services, LLC. (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the Company's 2010 Annual Report on Form 10-K.

The Company's accounting policies are in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2011 classifications. The results of operations for the three months ended March 31, 2011 may not be indicative of results for the full year.

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

INTANGIBLE ASSETS

In accordance with FASB ASC 350-25, "Intangibles - Goodwill and Other", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $203,567 and $207,267 at March 31, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible assets was $3,700 and $3,667 for the three months ended March 31, 2011 and 2010, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

LONG-LIVED ASSETS

The Company's long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

Costs of revenues will consist primarily of costs to purchase machinery and equipment and the shipping costs necessary to distribute products to customers.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. The Company's outstanding common stock warrants and shares of common stock which may be issued upon conversion of convertible notes, are not included in the computation of net loss per common share for the three months ended March 31, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

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

Effective January 1, 2009, the Company adopted certain provisions under ASC 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest and penalties related to unrecognized tax benefits, if and when required, will be classified as part of interest expense and general and administrative expenses, respectively, in the consolidated statements of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES (CONTINUED)

As of March 31, 2011, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the condensed consolidated statements of operations. The Company's tax returns for the years ended 2007 through 2010 are subject to examination by the federal and state tax authorities.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS (CONTINUED)

The Company's short-term financial instruments consist primarily of cash, accounts payable and accrued expenses, and convertible debt. The carrying amount of convertible debt, net of discount, approximates fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. The other aforementioned financial instruments approximate fair value due to their short-term maturities.

COMPREHENSIVE INCOME

ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2011 and December 31, 2010, the Company's accumulated other comprehensive loss of $9,553 and $8,784, respectively, is comprised of the accumulated foreign currency translation adjustments related to the Company's equity investment.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies the fair value method of ASC 718, "SHARE BASED PAYMENT", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sales of stock for purposes of valuing stock based compensation.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

NON-CONTROLLING INTEREST

The Company accounts for its 70% interest in Latitude Energy Services, LLC in accordance with ASC 810 and accordingly, the Company has presented noncontrolling interest as a component of equity on its condensed unaudited consolidated balance sheets and reports non-controlling interest loss under the heading "loss attributable to noncontrolling interest" in the condensed unaudited consolidated statements of operations.

CONCENTRATION OF RISK

The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company's policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company plans to minimize its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to stringent credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

As of March 31, 2011, the Company maintained its cash in two financial institutions. The Company's cash balance at March 31, 2011 exceeded the federally insured limits by $2,771,532. As of December 31, 2010, the Company's cash balance was fully insured. The Company has not experienced any losses in its bank accounts through March 31, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any ASU's which are not effective until after March 31, 2011 will have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

The accompanying March 31, 2010 financial statements have been restated to reflect debt discount on convertible debt and to correct the fair value of warrants and bonus shares issued pursuant to convertible debt and consulting fees. Management determined that the debt discount had been erroneously recorded as finance costs and that the Black Scholes calculation used to determined the fair value of the warrants contained a mathematical flaw.

As a result of the aforementioned restatement, net loss for the three months ended March 31, 2010 was restated from $1,086,458 to $604,502 and loss per share
- basic and diluted was restated from $0.05 to $0.03.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 3- GOING CONCERN
---------------------

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

The Company currently has no revenue source and is incurring losses. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to finance the Company's operations through the issuance of equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The initial investment was valued at $975,000 based on the value of the 4,800,000 shares of stock issued upon acquisition. For purposes of determining the fair value of the consideration paid for this investment, the Company used $.20 per share since that was the most recent price received during 2009 for shares privately placed with investors. During the period, the Company recorded its proportionate share of the losses of the investee through March 31, 2011.

The Company is committed to contribute unto GPS Latitude 40% of any funds raised from future issuances of equity or debt securities up to $1,000,000. The balance for amounts due to this affiliate as of March 31, 2011 and December 31, 2010 totaled $140,766 and $412,409, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

The Company has calculated the components of the Investment in GPS Latitude as of March 31, 2011 to be as follows:


     Goodwill                                                   1,050,781
     Net Liabilities assumed at July 31, 2009                     (75,781)
                                                           ---------------
                                                                  975,000

     Contributed capital, including $140,766 not paid
     as of March 31, 2011                                       1,160,340

     Estimated proportionate share in losses
     of investee, including foreign currency
     translation losses of $9,553                                (609,906)
                                                           ---------------

     Book Value                                            $    1,525,434
                                                           ===============



GPS Latitude has a fiscal year end of January 31. The following is summarized unaudited financial information of GPS Latitude as of March 31, 2011 and for the two month period then ended:

                                                 March 31, 2011
                                              -------------------

          Balance Sheet:
             Reimbursable R&D                 $          89,752
             Other current assets                       302,506
             Noncurrent assets                            5,964
             Current liabilities                       (649,061)
             Noncurrent liabilities                    (281,168)
                                              -------------------
          Total Stockholders' Deficit         $        (532,007)
                                              ===================

          Operating Results
            Loss from operations              $        (432,070)
            Revenue                                      25,939
            Interest Expense                             (4,497)
                                              -------------------
            Net loss                                   (410,628)
                                              -------------------
            Loss on Foreign Exchange                     (4,981)
                                              -------------------
            Comprehensive Loss                $        (415,609)
                                              ===================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

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

NOTE 5 - PREPAID LICENSING FEE
------------------------------

Prepaid licensing fee represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of it's common stock valued at $.20 per share during December 2009. This amount will be amortized over the term of the licensing agreement, which is 15 years. The Company's balance of prepaid licensing fee on the balance sheet, net of accumulated amortization, was $91,667 and $93,333 at March 31, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible asset was $1,666 and $1,667 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:


                                                2011                 2010
                                         -------------------  ------------------

        Equipment                        $           98,021   $           35,752
        Furniture and fixtures                       15,661               11,421
        Plants under construction                   503,057              345,076
        Vehicles                                     37,607                    -
                                         -------------------  ------------------
                                                    654,346              392,249
        Less accumulated Depreciation                11,014                7,506
                                         -------------------  ------------------
                                         $          643,332   $          384,743
                                         ===================  ==================

Plants under construction represent electro-coagulation units in assembly at the Company's contracted manufacturer in Colorado. These machines will either be utilized as demonstration units or leased to potential customers in 2011.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,508 and $2,742, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $10,327 and $35,400 as of March 31, 2011 and December 31, 2010, respectively. These amounts are non-interest bearing and payable on demand.

In January, 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 6.

NOTE 8 - CONVERTIBLE DEBT
-------------------------

At March 31, 2011 and  December  31,  2010,  the Company had  convertible  notes payable outstanding of $2,443,211 and $2,788,011, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

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

The remaining debt discount balances as of March 31, 2011 and December 31, 2010, of $576,312 and $409,428, respectively, are netted against the outstanding notes.

NOTE 9- STOCKHOLDERS' DEFICIT
-----------------------------

COMMON STOCK

For the three months ended March 31, 2011, the Company issued common stock as follows:

     (a)  850,000 shares for professional fees valued at $0.20 per share.

     (b)  625,000 shares for professional fees valued at $0.50 per share.

     (c) 978,700 bonus shares in connection with convertible debt valued at $0.20 per share.

     (d) 566,000 bonus shares in connection with convertible debt valued at $0.50 per share.

     (e) 1,036,964 shares for conversion of convertible debt valued at $1.00 per share.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)
-----------------------------------------

     (f) 1,360,000 shares for cash valued at $0.50 per share. The Company received $4,015,000 for 8,030,000 common stock share subscriptions, the balance of 6,670,000 shares unissued as of March 31, 2011 is recorded as a liability to issue stock as more fully explained in the following paragraph.

At March 31, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $3,352,000 and $239,133, respectively. The balance at March 31, 2011 is comprised of 6,670,000 shares valued at $0.50 per share for cash received during the first quarter of 2011 and 35,000 shares valued at $0.50 per share for professional fees of $17,500. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.


NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

During the three months ended March 31, 2011, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 8 and upon conversion of outstanding notes and the issuance of stock for cash as discussed in Note 9.

A summary of the change in stock purchase warrants for the three months ended March 31, 2011 and 2010 is as follows:


                                                                     WEIGHTED
                                                         WEIGHTED     AVERAGE
                                              NUMBER OF   AVERAGE    REMAINING
                                              WARRANTS   EXERCISE   CONTRACTUAL
     1st Quarter - 2010:                    OUTSTANDING   PRICE     LIFE (YEARS)
                                            -----------  ---------  ------------
     Balance, December 31, 2009                825,811     $ 1.25         4.38
     Warrants issued - 1st quarter, 2010       617,200       1.25         4.87
                                            -----------  ---------  ------------
     Balance, March 31, 2010                 1,443,011     $ 1.25         4.59
                                            -----------  ---------  ------------

     1st Quarter - 2011:
     Balance, December 31, 2010              7,348,895     $ 1.25         4.50
     Warrants issued - 1st quarter, 2011     9,570,087       1.25         4.96
                                            -----------  ---------  ------------
     Balance, March 31, 2011                16,918,982       1.25         4.65
                                            -----------  ---------  ------------

The balance of outstanding and exercisable common stock warrants at March 31, 2011 is as follows:

                                                                Remaining
                                                               Contractual
     Number of Warrants Outstanding      Exercise Price        Life (Years)
    -------------------------------     ----------------     ----------------
                         7,348,895                $1.25              4.50
                         9,570,087                $1.25              4.96

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 10 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:


                                                     Three Months Ended
                                            March 31, 2011        March 31, 2010
                                           ----------------    -----------------
                                                                   (Restated)

 Risk free interest rate                     .62% - .78%           .77% - 1.02%

 Expected volatility                         218% - 220%           711% - 713%

 Expected term of stock warrant in years         2.5                   2.5

 Expected dividend yield                          0%                    0%

 Average value per option                   $0.16 - $0.44             $0.16

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

NOTE 11 - COMMITMENTS
---------------------

On January 1, 2011, the Company entered into a five year employment agreement to hire a Vice-President of Marketing primarily to further develop the business interests of the Company. After the initial five year term, the employment shall automatically be extended on the same terms and conditions for successive one-year renewal periods, unless terminated by either party with ninety days prior notice.

The marketing executive's minimum compensation in year one shall not be less than $96,000 per year. Annual salary reviews are required and compensation shall be increased annually by a percentage at least equal to the increase in the Consumer Price Index. The executive shall also be entitled to 300,000 shares of the Company's common stock as follows: 150,000 shares at inception, 75,000 shares ninety days from inception and 75,000 shares one-hundred eighty days from inception.

On January 27, 2011 the Company issued the executive the initial 150,000 shares and recorded compensation expense of $30,000 based on a per share value of $0.20.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

On January 12, 2011, the Company entered into a Sales/Marketing Agreement with a consultant whereby said individual will serve as a non-exclusive sales agent to sell and market water purification plants, systems, or other water cleaning technology services. The consultant shall have the exclusive right to sell and market to specific prospective customers designated and approved by the Company for a period of one year.

The consultant shall be paid 20% for all sales and 10% of any royalties during the term of the agreement. The Company shall pay the consultant $5,000 monthly commencing January 15, 2011 and thereafter for the duration of the agreement and shall be entitled to be issued 300,000 shares of the Company's common stock as follows: (a) 150,000 shares upon execution of the agreement (b) 75,000 shares ninety days from the agreement date and (c) 75,000 shares one-hundred eighty days from the agreement date.

The consultant was issued 150,000 shares on January 27, 2011 which was recorded as consulting fees expense of $30,000 based on a per share value of $0.20.

On February 9, 2011, the Company entered into a five year office and laboratory lease agreement in Colorado commencing June 1, 2011 through May 31, 2016 for aggregate rent of $102,226. The amount is to be paid monthly over the term of the lease term.


Future minimum lease payments for this office are as follows:


                   YEAR                   AMOUNT
                   ----                 ----------
                   2011                 $   10,792
                   2012                     19,040
                   2013                     19,992
                   2014                     20,991
                   2015                     22,041
                   Thereafter                9,370
                                        ----------
                                        $  102,226
                                        ==========

On February 15, 2011, the Company entered into a license agreement with Separatech Canada, Inc. for a term of five years. The license provides the Company with access to exclusive usage of specified patents to use, test, develop, package, promote, sell and provide license products exclusively in North America. The License provides for the Company to construct a pilot plant for development of the licensed products. The Company is obligated to pay license fees of $60,000 through March 31, 2011 and commencing in April, 2011 and for the duration of the term of the agreement, the Company is obligated to pay $30,000 per month.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)



NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

           Future minimum license fees are as follows:

                              YEAR                   AMOUNT
                              ----                ----------
                              2011                $  270,000
                              2012                   360,000
                              2013                   360,000
                              2014                   360,000
                              2015                   360,000
                                                  ----------
                                                  $1,710,000
                                                  ==========

Subsequent to March 31, 2011, the Company entered into a financial services agreement for services including, but not limited to, investor relations, corporate record keeping, accounting and preparation of the Company's regulatory filings.

The term of the agreement is for a minimum of thirty-six months and shall renew automatically on a month to month basis thereafter unless either party terminates the agreement within ninety days of the automatic renewal period.

The Company shall pay the financial services consultant $3,000 per month Commencing May 1, 2011 for a minimum of thirty-six months.

Subsequent to March 31, 2011,  the Company  entered into a consulting  agreement for the purpose of obtaining professional services in the areas of corporate structure, strategic planning, and capital and business development and implementation. The agreement term is one year. The Company is obligated to issue 1,200,000 of its common shares and 1,200,000 warrants which entitles the consultant to purchase common shares for a five year period at $1.25 per share.

Subsequent to March 31, 2011, the Company entered into a consulting agreement whereby in exchange for services pertaining to corporate development and communications, investor relations and strategic planning, the Company shall pay the consultant $6,500 per month for one year. Additionally, the consultant will receive 100,000 common stock warrants to purchase 100,000 shares for a five year period at $1.25 per share. Upon execution of the agreement the consultant was entitled to 50,000 warrants and 50,000 warrants shall be issued upon the one year anniversary of the agreement.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)




NOTE 12 - INCOME TAXES
----------------------

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows:

                                                                    2010
                                                 2011             Restated
                                                -----------     ------------
                                                                 (Restated)
                                                -----------     ------------
        Tax benefit at U.S. statutory rate           34.00  %        34.00  %
        State taxes, net of federal benefit           3.63            3.63
        Change in valuation allowance               (37.63)         (37.63)
                                                -----------     ------------
                                                         -  %            -  %
                                                ===========     ============


The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at March 31, 2011 and December 31, 2010 consisted of the following:


                                         March 31,            December 31,
    Deferred Tax Assets                     2011                  2010
                                      -----------------     ----------------
                                                               (Restated)
    Net Operating Loss
    Carryforward                      $       3,240,153     $     2,431,370
                                      -----------------     ----------------
    Total Non-current Deferred                3,240,153           2,431,370
    Tax Asset

    Non-current Deferred Tax
    Liabilities                                (454,589)           (350,640)
                                      -----------------     ----------------
    Net Non-current Deferred Tax              2,785,564           2,080,730
    Asset

    Valuation Allowance                      (2,785,564)         (2,080,730)

                                      -----------------     ----------------
    Total Net Deferred Tax Asset      $               -     $             -
                                      =================     ================

As of March 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $8,610,558 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                            2011         2010
                                                        -----------  -----------
                                                                      (Restated)
 Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                 $        10  $        39
                                                        -----------  -----------

Changes in non-cash financing and investing activities:

 Common stock issued for intangible asset               $         -  $   120,000
                                                        -----------  -----------
 Common stock issued for notes payable                  $   478,740  $   223,850
     (bonus shares)
                                                        -----------  -----------
 Common stock issued for conversion of notes
     payable and accrued interest                       $ 1,036,964  $         -
                                                        -----------  -----------

NOTE 14 - GAIN ON SETTLEMENT OF ACCRUED EXPENSES
------------------------------------------------

For the three months ended March 31, 2011, the condensed consolidated statements of operations include a gain on settlement of accrued expenses of $150,000. This amount represents the balance that was owed to a consultant pertaining to services the Company received in connection with the year 2009 merger referred to in Note 1 to the condensed consolidated financial statements.

In the first quarter of 2011, the Company settled the debt with said consultant resulting in the aforementioned gain of $150,000.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

Management has evaluated the subsequent events through the date at which the financial statements were issued.

On April 1, 2011, the Company entered into a three year financial services agreement whereby the Company will pay only cash compensation in exchange for services. The terms of the agreement are disclosed in Note 11.

On April 1, 2011, the Company entered into a one year consulting agreement whereby the Company will pay for the services rendered with common stock and warrants. The terms of the agreement are disclosed in Note 11.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (UNAUDITED)

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

On April 13, 2011, the Company appointed two members to its Board of Directors. In exchange for their services, each director was issued a common stock warrant for 100,000 shares exercisable for five years at a per share price of $1.25.

On April 19, 2011, the Company's Board of Directors authorized the issuance of 8,635,535 common shares. A total of 8,375,998 shares pertain to an equity raise whereby the shares were sold at $0.50 per share along with an equivalent amount of common stock warrants exercisable over a five year term at $1.25 per share. The remaining 259,537 shares represent stock issued from the conversion of convertible debt at $1.00 per share.

On April 26, 2011, the Company's Board of Directors authorized the issuance of 35,000 shares for legal services rendered as of March 31, 2011. The shares have been valued at $0.50 per share and the $17,500 value has been recorded in the March 31, 2011 condensed consolidated statement of operations under the category legal and accounting expense and in the condensed consolidated balance sheets under the category liability to issue stock.

On May 11, 2011, the Company's Board of Directors authorized the issuance of 855,753 common shares. A total of 415,000 shares pertain to an equity raise whereby the shares were sold at $0.50 per share along with an equivalent amount of common stock warrants exercisable over a five year term at $1.25 per share. The remaining 440,753 shares represent stock issued from the conversion of convertible debt at $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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


RESULTS OF OPERATIONS

COMPARISON  OF THE THREE MONTHS ENDED MARCH 31, 2011 WITH THE THREE MONTHS ENDED
MARCH 31, 2010

                                                    For the Three Months Ended
                                                            March 31,                               Change
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -           -%
COST OF REVENUES                                              -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                -           -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Legal and accounting expense                         57,305                  22,639           34,666       153.1%
    Consulting fees                                     641,393                 133,620          507,773       380.0%
    Rent expense                                         26,486                  10,995           15,491       147.7%
    Salaries expense                                    459,633                  80,075          379,558       474.0%
    License Expense                                      60,000                       -           60,000         100%
    Travel expense                                       96,535                  23,452           73,083       311.6%
    General and administrative                          263,535                  69,941          193,594       276.8%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                    1,604,407                 340,722        1,263,685       414.7%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                 (1,604,407)             (  340,722)       1,263,685       414.7%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                     (408,482)               (135,244)         273,238       202.0%
     Gain on settlement of
        accrued expenses                                150,000                       -          150,000         100%
     Interest expense                                   (40,180)                (21,150)          19,030        89.9%
     Interest income                                         23                       -               23         100%
     Equity in losses to investee                      (246,257)               (107,386)         138,871       129.3%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                                (544,896)               (263,502)         281,394       106.8%
                                           --------------------- ----------------------- ---------------- ------------

Loss Contributable to non-
     controlling interest                                33,479                       -           33,479         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                             (2,115,824)               (604,502)       1,511,322       250.0%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $              (0.07) $                (0.03) $         (0.04)     (133.3%)

WEIGHTED AVERAGE OUTSTANDING
     SHARES
BASIC AND DILUTED                                    30,823,728              22,088,755


REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the three months ended March 31, 2011 and 2010. During the year ended December 31, 2010, the Company had completed construction of its water plant with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, we expect to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2011 were $1,604,407 as compared to $340,722 for the three months ended March 31, 2010, an increase of $1,263,685 or 414%. The increase was primarily caused by an increase of $379,558 increase in salaries expenses and increase of $507,773 in consulting expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $73,083 which resulted from our proof of concept customer demonstrations.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2011 was $1,604,407 compared to a loss of $340,722 for the three months ended March 31, 2011, an increase of $1,263,685 or 414%. The increase in the loss from operations in the three months ended March 31, 2011 versus the three months ended March 31, 2010 was due to the increases in operating expenses identified above.

INTEREST EXPENSE

Interest expense was $40,180 for the three months ended March 31, 2011 as compared to $21,150 for the three months ended March 31, 2010, an increase of $19,030 or 89.9%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the three months ended March 31, 2011, the Company recognized a net loss of $2,115,824 compared to $604,502 for the three months ended March 31, 2010. The Company's net loss increased $1,511,322 during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The primary reasons for this increase was an increase in operating expenses of $1,263,685, plus an increase in finance costs of $273,238 caused by the increase in debt financing and increase of 138,871 in losses recognized from our investee. The gain of $150,000 is attributed to the settlement of accrued expenses and is a one time event.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had total current assets of $3,302,912, consisting of $3,282,912 in cash on hand and a $20,000 related party receivable. At March 31, 2011, we had total current liabilities of $6,175,602, consisting of $805,110 in accounts payable and accrued liabilities, $140,766 due to investee, $10,327 related party payable, convertible debt of $1,866,899 and a liability to issue common stock of $3,352,500. At March 31, 2011, the Company has a working capital deficit of $2,872,690.

Net cash used in operating activities was $1,015,896 for the three months ended March 31, 2011, compared to $133,019 for the three months ended March 31, 2010. This increase in cash used relates to the significantly higher cash expenses during the three months ended March 31, 2011 due to an increase in operating activities including an increase in consulting and travel expenses. During the three months ended March 31, 2011, net losses of $2,149,303 were offset by non-cash items of $408,482 in financing costs, $445,000 in common stock for services, $8,875 in depreciation expense and $246,257 in equity loss in the GPS Latitude investment.

The Company's net cash used in investing activities was $538,319 for the three months ended March 31, 2011 compared to net cash used in investing activities of $481,505 for the three months ended March 31, 2010. In the three months ended March 31, 2011, the Company invested $262,097 in plant and equipment and made payments of $271,643 to its investment.

The Company's net cash provided by financing activities was $4,620,927 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $617,200 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company received $4,105,000 in proceeds from the issuance of shares of common stock, $691,000 in proceeds from the issuance of convertible debt and received $100,000 from short term debt. During the three months ended March 31, 2011, the Company made a payment of $100,000 on outstanding convertible debt.

At March 31, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $2,443,211 and $2,738,583, respectively, the debt discount values of $576,312 and $409,428, respectively, are netted against the outstanding notes. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

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

At March 31, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $3,352,000 and $239,133, respectively. The balance at March 31, 2011 is comprised of 6,670,000 shares valued at $0.50 per share for cash received during the first quarter of 2011 and 35,000 shares valued at $0.50 per share for professional fees of $17,500. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.

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

     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          NONE.

ITEM 1A.  RISK FACTORS
----------------------

          NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

During the period of January 1, 2011 through March 31, 2011, the Company issued the following unregistered securities.



        DATE OF SALE                  TITLE OF SECURITIES   NO. OF SHARES         CONSIDERATION            CLASS OF PURCHASER
  -------------------------------     -------------------   -------------     ---------------------       -------------------
  January 2011 through March 2011        Common Stock          850,000        Professional Services       Business Associates

  January 2011 through March 2011        Common Stock          625,000        Professional Services       Business Associates

  January 2011 through March 2011        Common Stock          978,700          Bonus Shares for           Convertible Notes
                                                                                Convertible Debt

  January 2011 through March 2011        Common Stock          566,000          Bonus Shares for           Convertible Notes
                                                                                Convertible Debt

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

DATE OF SALE   TITLE OF SECURITIES   NO. OF SHARES   CONSIDERATION    CLASS OF
                                                                      PURCHASER
------------   -------------------   -------------   -------------    ----------
 March 2011       Common Stock         8,030,000        Cash          Business
                                                                      Associates

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

          NONE.


ITEM 4.  REMOVED AND RESERVED
-----------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

          NONE.

ITEM 6.  EXHIBITS
-----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2   Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           LATITUDE SOLUTIONS, INC.
                               -------------------------------------------------
                                                (REGISTRANT)



Dated:   May 23, 2011      By: /s/Harvey N. Kaye
                               -------------------------------------------------
                               Harvey N. Kaye (Principal Executive Officer,
                               President and Chief Executive Officer)




Dated:   May 23, 2011      By: /s/Matthew J. Cohen
                               -------------------------------------------------
                               Matthew J. Cohen, (Chief Financial Officer/
                               Principal Accounting Officer/Secretary/Treasurer)