Form 10-Q/A
period 2011-03-31
Latitude Solutions, Inc.
filed 2011-05-26
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10Q/A
                                Amendment No. 1

                              --------------------
(Mark One)

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
                  Three months ended March 31, 2011 and 2010 and
                  From June 3, 1983 (Inception) to March 31, 2011           F-2

         Statements of Cash Flows -
                  Three months ended March 31, 2011 and 2010 and
                  From June 3, 1983 (Inception) to March 31, 2011           F-3

         Notes to the Financial Statements                                  F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           10

Item 4.  Controls and Procedures                                             10

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   10

Item 1A. Risk Factors -  NOT APPLICABLE                                      10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    11

Item 4.  Removed and Reserved                                                11

Item 5.  Other Information - NOT APPLICABLE                                  11

Item 6.  Exhibits                                                            11

SIGNATURES                                                                   12

EXPLANATORY NOTE

Latitude Solutions, Inc., (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 23, 2011, for the sole purpose of amending the disclosures in the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 and amending the disclosures in
Part I, Item 2 of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.




                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                               (A Development Stage Company)
                                           Condensed Consolidated Balance Sheets


                                                          ASSETS

                                                                                    March 31,              December 31,
                                                                                       2011                    2010
                                                                                    Unaudited               (Restated)
                                                                               ---------------------   -------------------
CURRENT ASSETS

      Cash                                                                     $          3,282,912    $          216,200
      Advance to consultant                                                                  20,000                     -
                                                                               ---------------------   -------------------
          Total Current Assets                                                            3,302,912               216,200
                                                                               ---------------------   -------------------

      Equity investment                                                                   1,525,434             1,767,882
      Prepaid licensing fee, net                                                             91,667                93,333
      Property and equipment, net                                                           643,332               384,743
      Intangible assets, net                                                                203,567               207,267
      Other assets                                                                           75,149               174,745
                                                                               ---------------------   -------------------

          TOTAL ASSETS                                                         $          5,842,061    $        2,844,170
                                                                               =====================   ===================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                                    $            805,038    $          907,685
      Due to investee                                                                       140,766               412,409
      Related party payable                                                                  10,400                35,400
      Convertible debt, net                                                               1,866,899             2,378,583
      Liability to issue stock                                                            1,796,679               239,133
                                                                               ---------------------   -------------------

          Total Current Liabilities                                                       4,619,782             3,973,210
                                                                               ---------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, $0.001 par value, 100,000,000
         shares authorized,  34,127,320 and 28,710,656
         shares issued and outstanding, respectively                                         34,128                28,711
      Additional paid-in capital                                                          9,808,262             5,312,288
      Deficit accumulated during the development stage                                   (8,577,079)           (6,461,255)
      Accumulated other comprehensive loss                                                   (9,553)               (8,784)
                                                                               ---------------------   -------------------

          Total Latitude Solutions, Inc. Stockholders' Equity (Deficit)                   1,255,758            (1,129,040)
          Noncontrolling Interest in Consolidated Subsidiary                                (33,479)                    -
                                                                               ---------------------   -------------------
          Total Stockholders' Equity (Deficit)                                            1,222,279            (1,129,040)
                                                                               ---------------------   -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $          5,842,061    $        2,844,170
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

                                 LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                (A Development Stage Company)
                                       Condensed Consolidated Statements of Operations
                                                          Unaudited



                                                                                For the Three Months Ended
                                                                                       March 31,             From Inception
                                                                              -----------------------------     on June 3,
                                                                                                              1983 Through
                                                                                  2011            2010          March 31,
                                                                                               (Restated)         2011
                                                                              --------------  -------------  --------------
REVENUES                                                                      $           -   $          -   $           -
                                                                              --------------  -------------  --------------

EXPENSES

    Consulting fees                                                                 641,393        133,620       2,411,293
    General and administrative                                                      263,055         69,941       1,140,282
    Legal and accounting expense                                                     57,305         22,639         391,401
    License fees                                                                     60,000              -          60,000
    Rent expense                                                                     26,486         10,995         174,875
    Salaries expense                                                                459,633         80,075       1,281,411
    Travel expense                                                                   96,535         23,452         531,865
                                                                              --------------  -------------  --------------

      Total Expenses                                                              1,604,407        340,722       5,991,127
                                                                              --------------  -------------  --------------

LOSS FROM OPERATIONS                                                             (1,604,407)      (340,722)     (5,991,127)

OTHER INCOME (EXPENSE)
    Acquisition expense                                                                   -              -        (350,000)
    Finance costs pursuant to debt issuance                                        (408,482)      (135,244)     (1,633,630)
    Gain on settlement of accrued expenses                                          150,000              -         150,000
    Interest expense                                                                (40,180)       (21,150)       (185,471)
    Interest income                                                                      23              -              23
    Equity in losses of investee                                                   (246,257)      (107,386)       (600,353)
                                                                              --------------  -------------  --------------

      Total Other (Expense)                                                        (544,896)      (263,780)     (2,619,431)
                                                                              --------------  -------------  --------------

NET LOSS                                                                         (2,149,303)      (604,502)     (8,610,558)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST                                     33,479              -          33,479
                                                                              --------------  -------------  --------------

NET LOSS ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC.                             $  (2,115,824)  $   (604,502)  $  (8,577,079)
                                                                              ==============  =============  ==============

LOSS PER SHARE ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC. - BASIC AND DILUTED   $       (0.07)  $      (0.03)
                                                                              ==============  =============

WEIGHTED AVERAGE
  OUTSTANDING SHARES BASIC AND DILUTED                                           30,823,728     22,088,755
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

                         LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                       (A Development Stage Company)
                              Condensed Consolidated Statements of Cash Flows
                                                 Unaudited

                                                                                           From Inception
                                                                                             on June 3,
                                                        Three Months Ended March 31,        1983 Through
                                                         2011                2010             March 31,
                                                                           (Restated)           2011
                                                   ------------------  -----------------  ----------------
OPERATING ACTIVITIES

     Net loss                                       $     (2,149,303)   $      (604,502)   $   (8,610,558)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Services contributed by
           shareholders                                            -                  -            16,100
         Financing costs                                     408,482            135,244         1,633,630
         Common stock issued or to be
           issued for services                               431,606             55,620           994,655
         Warrants issued for services                              -                  -           146,034

         Depreciation and amortization expense                 8,875              6,409            37,782
         Equity in losses of investee                        246,257            107,386           600,353
     Changes in operating assets and liabilities:
         Increase in advance to consultant                   (20,000)                 -           (20,000)
         Decrease (increase) in other assets                  99,596            (14,576)          (75,149)
         (Decrease) Increase in accounts
           payable and accrued expenses                      (61,482)           181,400           923,821

                                                   ------------------  -----------------  ----------------
              Net Cash Used by
                 Operating Activities                     (1,035,969)          (133,019)       (4,353,332)
                                                   ------------------  -----------------  ----------------

 INVESTING ACTIVITIES
         Capital contributions to investee                    (4,579)           (83,350)         (160,339)
         Purchase of property and equipment                 (262,097)          (211,764)         (656,957)
         Purchase of intangible assets                             -           (100,000)         (102,000)
         Payments to investee                               (271,643)           (86,391)         (859,234)
                                                   ------------------  -----------------  ----------------
              Net Cash Used by
                 Investing Activities                       (538,319)          (481,505)       (1,778,530)
                                                   ------------------  -----------------  ----------------

 FINANCING ACTIVITIES

         Proceeds from related party payable                       -                  -            35,400
         Repayment of related party payable                  (25,000)                 -           (25,000)
         Proceeds from convertible debt                      691,000            617,200         5,068,961
         Repayments of convertible debt                      (40,000)                 -           (45,000)
         Proceeds from short term debt                       100,000                  -           100,000
         Repayment of short term debt                       (100,000)                 -          (100,000)
         Proceeds from sale of common stock                4,015,000                  -         4,380,413
                                                   ------------------  -----------------  ----------------
              Net Cash Provided by
                  Financing Activities                     4,641,000            617,200         9,414,774
                                                   ------------------  -----------------  ----------------

         NET INCREASE IN CASH                              3,066,712              2,676         3,282,912

         CASH AT BEGINNING
           OF PERIOD                                         216,200              2,133                 -
                                                   ------------------  -----------------  ----------------

         CASH AT END OF PERIOD                     $       3,282,912   $          4,809   $     3,282,912
                                                   ==================  =================  ================


     See accompanying notes to condensed consolidated financial statements.
                                      F-3

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


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

On July 14, 2009, the Company exchanged a majority of its shares for all the outstanding shares of GMMT Merger, Inc., a company controlled by common stockholders. As a result of the exchange, the Company acquired companies owned by GMMT Merger, Inc. ("Trinity Solutions, Inc." and "Latitude Clean Tech Group, Inc."), that conduct businesses in wireless live-video technology and contaminated water remediation.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)



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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. The Company's outstanding common stock warrants, shares of common stock accrued but not issued as of March 31, 2011 (see Note 9), and shares of common stock which may be issued upon conversion of convertible notes, are not included in the computation of net loss per common share for the three months ended March 31, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

As of March 31, 2011, the Company maintained its cash in two financial institutions. The Company's cash balance at March 31, 2011 exceeded the federally insured limits by $23. As of December 31, 2010, the Company's cash balance was fully insured. The Company has not experienced any losses in its bank accounts through March 31, 2011.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

The Company has calculated the components of the Investment in GPS Latitude as of March 31, 2011 to be as follows:


     Goodwill                                              $    1,050,781
     Net Liabilities assumed at July 31, 2009                     (75,781)
                                                           ---------------
                                                                  975,000

     Contributed capital, including $140,766 not paid
     as of March 31, 2011                                       1,160,340

     Estimated proportionate share in losses
     of investee, including foreign currency
     translation losses of $9,553                                (609,906)
                                                           ---------------

     Book Value                                            $    1,525,434
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
                                              ===================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


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

NOTE 6 - PROPERTY AND EQUIPMENT
--------------------------------------

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:


                                                2011                 2010
                                         -------------------  ------------------

        Equipment                        $           54,920   $           35,752
        Furniture and fixtures                       15,661               11,421
        Plants under construction                   546,158              345,076
        Vehicles                                     37,607                    -
                                         -------------------  ------------------
                                                    654,346              392,249
        Less accumulated Depreciation                11,014                7,506
                                         -------------------  ------------------
                                         $          643,332   $          384,743
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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $10,400 and $35,400 as of March 31, 2011 and December 31, 2010, respectively. These amounts are non-interest bearing and payable on demand.


In January, 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 6.

NOTE 8 - CONVERTIBLE DEBT
-------------------------

At March 31, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $1,866,899 and $2,378,583, respectively, which was net of a discount of $576,312 and $409,428, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.


NOTE 9- STOCKHOLDERS' DEFICIT
-----------------------------

COMMON STOCK

For the three months ended March 31, 2011, the Company issued common stock as follows:

     (a) 850,000 shares for professional fees valued at $0.20 per share in January 2011.

     (b) 978,700 bonus shares in connection with convertible debt valued at $0.20 per share in January 2011.

     (c) 625,000 shares for professional fees valued at $0.50 per share in February 2011.

     (d) 566,000 bonus shares in connection with convertible debt valued at $0.50 per share in March 2011.

     (e) 1,036,964 shares for conversion of convertible debt valued at $1.00 per share in March 2011.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)
-----------------------------------------

     (f) 1,360,000 shares for cash valued at $0.50 per share in March 2011. The Company received $4,015,000 for 8,030,000 common stock share subscriptions, the balance of 6,670,000 shares unissued as of March 31, 2011 is recorded as a liability to issue stock.

At March 31, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $1,796,679 and $239,133, respectively. The balance at March 31, 2011 is comprised of 6,670,000 shares valued at $0.27 per share for cash received during the first quarter of 2011 and 35,000 shares valued at $0.50 per share for professional fees of $17,500. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.


NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

During the three months ended March 31, 2011, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 8 and upon conversion of outstanding notes and the issuance of stock for cash as discussed in Note 9.

A summary of the change in stock purchase warrants for the three months ended March 31, 2011 is as follows:


                                                                     WEIGHTED
                                                         WEIGHTED     AVERAGE
                                              NUMBER OF   AVERAGE    REMAINING
                                              WARRANTS   EXERCISE   CONTRACTUAL
                                            OUTSTANDING   PRICE     LIFE (YEARS)
                                            -----------  ---------  ------------
     1st Quarter - 2011:
     Balance, December 31, 2010              7,348,895     $ 1.25         4.50
     Warrants issued - 1st quarter, 2011     9,570,087       1.25         4.96
                                            -----------  ---------  ------------
     Balance, March 31, 2011                16,918,982       1.25         4.65
                                            ===========  =========  ============


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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

Future minimum lease payments for its headquarters are as follows:

                       Year                   Amount
                       ----                 --------
                       2011                 $ 51,893
                       2012                   71,790
                       2013                   18,164
                                            --------
                                            $141,847
                                            ========

Rent   expense  for  the  three  months  ended  March  31,  2011  and  2010  was approximately $26,486 and $7,330, respectively.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)



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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)




NOTE 12 - INCOME TAXES
----------------------

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows:

                                                   2011             2010
                                                -----------     ------------
                                                                 (Restated)

        Tax benefit at U.S. statutory rate           34.00  %        34.00  %
        State taxes, net of federal benefit           3.63            3.63
        Change in valuation allowance               (37.63)         (37.63)
                                                -----------     ------------
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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

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


RESULTS OF OPERATIONS

COMPARISON  OF THE THREE MONTHS ENDED MARCH 31, 2011 WITH THE THREE MONTHS ENDED
MARCH 31, 2010

                                                    For the Three Months Ended
                                                            March 31,                               Change
                                                   2011                   2010                  $              %
                                                                       (Restated)
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -           -%
COST OF REVENUES                                              -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                -           -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Legal and accounting expense                         57,305                  22,639           34,666       153.1%
    Consulting fees                                     641,393                 133,620          507,773       380.0%
    Rent expense                                         26,486                  10,995           15,491       140.9%
    Salaries expense                                    459,633                  80,075          379,558       474.0%
    License Expense                                      60,000                       -           60,000         100%
    Travel expense                                       96,535                  23,452           73,083       311.6%
    General and administrative                          263,055                  69,941          193,594       276.8%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                    1,604,407                 340,722        1,263,685       370.9%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                 (1,604,407)             (  340,722)       1,263,685       370.9%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                     (408,482)               (135,244)         273,238       202.0%
     Gain on settlement of
        accrued expenses                                150,000                       -          150,000         100%
     Interest expense                                   (40,180)                (21,150)          19,030        89.9%
     Interest income                                         23                       -               23         100%
     Equity in losses to investee                      (246,257)               (107,386)         138,871       129.3%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                                (544,896)               (263,780)         281,116       106.6%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                             (2,149,303)               (604,502)       1,544,801       255.5%

Net Loss Attributable to non-
     controlling interest                                33,479                       -           33,479         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS ATTRIBUTABLE TO
   LATITUDE SOLUTIONS, INC.                          (2,115,824)               (604,502)       1,511,322       250.0%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $              (0.07) $                (0.03) $          0.04       133.3%
                                           ===================== =======================

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                    30,823,728              22,088,755
                                           ===================== =======================


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

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2011 were $1,604,407 as compared to $340,722 for the three months ended March 31, 2010, an increase of $1,263,685 or 371%. The increase was primarily caused by an increase of $379,558 increase in salaries expenses and increase of $507,773 in consulting expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $73,083 which resulted from our proof of concept customer demonstrations.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2011 was $1,604,407 compared to a loss of $340,722 for the three months ended March 31, 2011, an increase of $1,263,685 or 371%. The increase in the loss from operations in the three months ended March 31, 2011 versus the three months ended March 31, 2010 was due to the increases in operating expenses identified above.

INTEREST EXPENSE

Interest expense was $40,180 for the three months ended March 31, 2011 as compared to $21,150 for the three months ended March 31, 2010, an increase of $19,030 or 89.9%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the three months ended March 31, 2011, the Company recognized a net loss of $2,149,303 compared to $604,502 for the three months ended March 31, 2010. The Company's net loss increased $1,544,801 during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The primary reasons for this increase was an increase in operating expenses of $1,263,685, plus an increase in finance costs of $273,238 caused by the increase in debt financing and increase of $138,871 in losses recognized from our investee. The gain of $150,000 is attributed to the settlement of accrued expenses and is a one time event.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had total current assets of $3,302,912, consisting of $3,282,912 in cash on hand and a $20,000 advance to consultant. At March 31, 2011, we had total current liabilities of $4,619,782, consisting of $805,038 in accounts payable and accrued liabilities, $140,766 due to investee, $10,400 related party payable, convertible debt of $1,866,899 and a liability to issue common stock of $1,796,679. At March 31, 2011, the Company has a working capital deficit of $1,316,870.

Net cash used in operating activities was $1,035,969 for the three months ended March 31, 2011, compared to $133,019 for the three months ended March 31, 2010. This increase in cash used relates to the significantly higher cash expenses during the three months ended March 31, 2011 due to an increase in operating activities including an increase in consulting and travel expenses. During the three months ended March 31, 2011, net losses of $2,149,303 were offset by non-cash items of $408,482 in financing costs, $431,606 in common stock for services, $8,875 in depreciation and amortization expense and $246,257 in equity loss in the GPS Latitude investment.

The Company's net cash used in investing activities was $538,319 for the three months ended March 31, 2011 compared to net cash used in investing activities of $481,505 for the three months ended March 31, 2010. In the three months ended March 31, 2011, the Company invested $262,097 in property and equipment and made payments of $271,643 to its investment.

The Company's net cash provided by financing activities was $4,641,000 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $617,200 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company received $4,015,000 in proceeds from the issuance of shares of common stock, $691,000 in proceeds from the issuance of convertible debt and received $100,000 from short term debt. During the three months ended March 31, 2011, the Company made a payment of $100,000 on short term debt.

At March 31, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $1,866,899 and $2,378,583, respectively, the debt discount values of $576,312 and $409,428, respectively, are netted against the outstanding notes. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

At March 31, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $1,796,679 and $239,133, respectively. The balance at March 31, 2011 is comprised of 6,670,000 shares valued at $0.27 per share for cash received during the first quarter of 2011 and 35,000 shares valued at $0.50 per share for professional fees of $17,500. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.

NEED FOR ADDITIONAL FINANCING

The Company anticipates the need for an additional $6 - $10 million in financing over the next twelve months in order to fund the building of additional water units which is marketed under the Companies trade mark brand named Integrated Water Systems(TM). Management is currently exploring several financing alternatives including both debt and equity financing. However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

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

NET LOSS PER SHARE

The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. The Company's outstanding common stock warrants, shares of common stock accrued but not issued as of March 31, 2011 (see Note 9), and shares of common stock which may be issued upon conversion of convertible notes, are not included in the computation of net loss per common share for the three months ended March 31, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

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

As of March 31, 2011, the Company maintained its cash in two financial institutions. The Company's cash balance at March 31, 2011 exceeded the federally insured limits by $23. As of December 31, 2010, the Company's cash balance was fully insured. The Company has not experienced any losses in its bank accounts through March 31, 2011.

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

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          NONE.

ITEM 1A.  RISK FACTORS
----------------------

          NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

During the period of January 1, 2011 through March 31, 2011, the Company issued the following unregistered securities.



        DATE OF SALE                  TITLE OF SECURITIES   NO. OF SHARES         CONSIDERATION            CLASS OF PURCHASER
  -------------------------------     -------------------   -------------     ---------------------       -------------------
  January 2011                           Common Stock          850,000        Professional Services       Business Associates

  January 2011                           Common Stock          978,700          Bonus Shares for           Convertible Notes
                                                                                Convertible Debt

  February 2011                          Common Stock          625,000        Professional Services       Business Associates

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

          NONE.


ITEM 4.  REMOVED AND RESERVED
-----------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

          NONE.

ITEM 6.  EXHIBITS
-----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this amended Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


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





                                           LATITUDE SOLUTIONS, INC.
                               -------------------------------------------------
                                                (REGISTRANT)



Dated:   May 24, 2011      By: /s/Harvey N. Kaye
                               -------------------------------------------------
                               Harvey N. Kaye (Principal Executive Officer,
                               President and Chief Executive Officer)




Dated:   May 24, 2011      By: /s/Matthew J. Cohen
                               -------------------------------------------------
                               Matthew J. Cohen, (Chief Financial Officer/
                               Principal Accounting Officer/Secretary/Treasurer)