Form 10-Q
period 2011-06-30
Latitude Solutions, Inc.
filed 2011-08-22
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2011

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                             29-1284382
------------------------                            ------------------------
(State of Incorporation)                            (IRS Employer ID Number)


           190 NW SPANISH RIVER BLVD., SUITE 101, BOCA RATON, FL 33431
             -----------------------------------------------------
                    (Address of principal executive offices)


                                  (561)417-0644
             -----------------------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                          Yes   [ X ]    No [  ]

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

                                                          Yes   [  ]    No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 18, 2011, there were 52,100,632 shares of the registrant's common stock issued and outstanding.

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                    1

         Balance Sheets - June 30, 2011 and December 31, 2010 (Audited)      F-1

         Statements of Operations  -
                  Three and six months ended June 30, 2011 and 2010 and
                  From June 3, 1983 (Inception) to June 30, 2011             F-2

         Statements of Cash Flows -
                  Six months ended June 30, 2011 and 2010 and
                  From June 3, 1983 (Inception) to June 30, 2011             F-3

         Notes to the Financial Statements                                   F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           9

Item 4.  Controls and Procedures                                             9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   9

Item 1A. Risk Factors -  NOT APPLICABLE                                      9

Item 2.  Changes in Securities                                               10

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    11

Item 4.  Removed and Reserved                                                11

Item 5.  Other Information - NOT APPLICABLE                                  11

Item 6.  Exhibits                                                            11

SIGNATURES                                                                   12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                           (A Development Stage Company)
                                       Condensed Consolidated Balance Sheets

                                                      ASSETS

                                                                              June 30,            December 31,
                                                                                2011                 2010
                                                                              Unaudited            Restated
                                                                         --------------------  ------------------
CURRENT ASSETS

      Cash                                                               $         2,808,960   $         216,200
      Advance to consultant                                                           20,000                   -
      Other current assets                                                            52,808             174,745
                                                                         --------------------  ------------------
          Total Current Assets                                                     2,881,768             390,945
                                                                         --------------------  ------------------

      Equity investment                                                            1,391,597           1,767,882
      Prepaid licensing fee, net                                                      90,000              93,333
      Property and equipment, net                                                  1,694,090             384,743
      Intangible assets, net                                                         199,867             207,267
                                                                         --------------------  ------------------

          TOTAL ASSETS                                                   $         6,257,322   $       2,844,170
                                                                         ====================  ==================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                              $           670,014   $         907,685
      Due to investee                                                                  6,626             412,409
      Related party payable                                                           10,400              35,400
      Current portion of long-term debt                                               63,090                   -
      Convertible debt, net                                                        1,203,916           2,378,583
      Liability to issue stock                                                     1,871,132             239,133
                                                                         --------------------  ------------------

          Total Current Liabilities                                                3,825,178           3,973,210

      Long-term debt                                                                 123,151                   -
                                                                         --------------------  ------------------

          Total Liabilities                                                        3,948,329           3,973,210
                                                                         --------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, $0.001 par value, 100,000,000
         shares authorized, 49,276,177 and 28,710,656
         shares issued and outstanding, respectively                                  49,277              28,711
      Additional paid-in capital                                                  26,010,779           5,312,288
      Deficit accumulated during the development stage                           (23,632,809)         (6,461,255)
      Accumulated other comprehensive loss                                            (9,525)             (8,784)
                                                                         --------------------  ------------------

          Total Latitude Solutions, Inc. Stockholders' Equity (Deficit)            2,417,722          (1,129,040)
          Noncontrolling Interest in Consolidated Subsidiary                        (108,729)                  -
                                                                         --------------------  ------------------
          Total Stockholders' Equity (Deficit)                                     2,308,993          (1,129,040)
                                                                         --------------------  ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $         6,257,322   $       2,844,170
                                                                         ====================  ==================


     See accompanying notes to condensed consolidated financial statements.

                                LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                               (A Development Stage Company)
                                      Condensed Consolidated Statements of Operations
                                                        (Unaudited)


                                                    For the Three Months Ended    For the Six Months Ended  From Inception
                                                             June 30,                    June 30,             on June 3,
                                                    --------------------------- --------------------------- 1983 Through
                                                        2011           2010         2011           2010        June 30,
                                                                    (Restated)                  (Restated)       2011
                                                    -------------  ------------ -------------  ------------  ------------
REVENUES                                            $          -   $         -  $          -   $         -   $         -
                                                    -------------  ------------ -------------  ------------  ------------

EXPENSES

    Consulting fees                                   13,026,697       149,130    13,668,090       282,750    15,437,990
    General and administrative                           534,344        91,957       797,399       161,898     1,674,626
    Legal and accounting expense                          87,855        57,568       145,160        80,207       479,256
    License fees                                          80,000             -       140,000             -       140,000
    Rent expense                                          28,895        14,340        55,381        25,335       203,770
    Salaries expense                                     663,916       136,475     1,123,549       216,550     1,945,327
    Travel expense                                       144,454        39,524       240,989        62,976       676,319
                                                    -------------  ------------ -------------  ------------  ------------

      Total Expenses                                  14,566,161       488,994    16,170,568       829,716    20,557,288
                                                    -------------  ------------ -------------  ------------  ------------

LOSS FROM OPERATIONS                                 (14,566,161)     (488,994)  (16,170,568)     (829,716)  (20,557,288)

OTHER INCOME (EXPENSE)
    Acquisition expense                                        -             -             -             -      (350,000)
    Finance costs pursuant to debt issuance             (405,768)     (199,907)     (814,250)     (335,151)   (2,039,398)
    Gain on settlement of accrued expenses                     -             -       150,000             -       150,000
    Interest expense                                     (23,206)      (29,411)      (63,386)      (50,561)     (208,677)
    Interest income                                          913             -           936             -           936
    Equity in losses of investee                        (136,758)            -      (383,015)     (107,386)     (737,111)
                                                    -------------  ------------ -------------  ------------  ------------

      Total Other (Expense)                             (564,819)     (229,318)   (1,109,715)     (493,098)   (3,184,250)
                                                    -------------  ------------ -------------  ------------  ------------

NET LOSS                                             (15,130,980)     (718,312)  (17,280,283)   (1,322,814)  (23,741,538)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST         (75,250)            -      (108,729)            -      (108,729)
                                                    -------------  ------------ -------------  ------------  ------------

NET LOSS ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC.   $(15,055,730)  $  (718,312) $(17,171,554)  $(1,322,814) $(23,632,809)
                                                    =============  ============ =============  ============  ============

LOSS PER SHARE ATTRIBUTABLE TO LATITUDE
SOLUTIONS, INC. - BASIC AND DILUTED                 $      (0.36)  $     (0.03) $      (0.47)  $     (0.06)
                                                    =============  ============ =============  ============

WEIGHTED AVERAGE OUTSTANDING
SHARES - BASIC AND DILUTED                            42,018,643     23,482,952   36,454,956     22,544,421
                                                    =============  ============ =============  ============




     See accompanying notes to condensed consolidated financial statements.

                                   LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                 (A Development Stage Company)
                                        Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                                               From Inception
                                                                                                                 on June 3,
                                                                         Six Months Ended June 30,              1983 Through
                                                                         2011                  2010               June 30,
                                                                                            Restated                2011
                                                                 -------------------   --------------------  -------------------
OPERATING ACTIVITIES

      Net loss                                                   $      (17,280,283)   $        (1,322,814)  $      (23,741,538)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Services contributed by shareholders                                    -                      -               16,100
          Financing costs                                                   814,250                335,151            2,039,398
          Common stock issued or to be
            issued for services                                           9,044,306                130,256            9,607,355
          Warrants issued for services                                    4,286,055                      -            4,432,089
          Depreciation and amortization expense                              26,397                 13,184               55,304
          Equity in losses of investee                                      383,015                107,386              737,111
      Changes in operating assets and liabilities:
          Increase in advance to consultant                                 (20,000)                     -              (20,000)
          Decrease (increase) in other current assets                       121,937                (21,801)             (52,808)
          (Decrease) increase in accounts
            payable and accrued expenses                                   (156,393)               128,316              828,910
                                                                 -------------------   --------------------  -------------------
                Net Cash Used by
                   Operating Activities                                  (2,780,716)              (630,322)          (6,098,079)
                                                                 -------------------   --------------------  -------------------

 INVESTING ACTIVITIES
          Capital contributions to investee                                  (7,471)              (106,019)            (163,231)
          Purchase of plant and equipment                                (1,132,262)              (264,072)          (1,527,122)
          Purchase of intangible assets                                           -               (102,000)            (102,000)
          Payments to investee                                             (405,783)              (140,233)            (993,374)
                                                                 -------------------   --------------------  -------------------
                Net Cash Used by
                   Investing Activities                                  (1,545,516)              (612,324)          (2,785,727)
                                                                 -------------------   --------------------  -------------------

 FINANCING ACTIVITIES

          Proceeds from related party payable                                     -                      -               35,400
          Repayment of related party payable                                (25,000)                     -              (25,000)
          Proceeds from convertible debt                                    691,000              1,454,200            5,068,961
          Repayments of convertible debt                                   (116,000)                     -             (121,000)
          Repayments of long term debt                                       (6,508)                     -               (6,508)
          Proceeds from short term debt                                     100,000                      -              100,000
          Repayment of short term debt                                     (100,000)                     -             (100,000)
          Sale of common stock                                            6,375,500                      -            6,740,913
                                                                 -------------------   --------------------  -------------------
                Net Cash Provided by
                    Financing Activities                                  6,918,992              1,454,200           11,692,766
                                                                 -------------------   --------------------  -------------------

          NET INCREASE IN CASH                                            2,592,760                211,554            2,808,960

          CASH AT BEGINNING OF PERIOD                                       216,200                  2,133                    -
                                                                 -------------------   --------------------  -------------------

          CASH AT END OF PERIOD                                  $        2,808,960    $           213,687   $        2,808,960
                                                                 ===================   ====================  ===================


     See accompanying notes to condensed consolidated financial statements.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

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

          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated interim financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc, Trinity Solutions, Inc. and GMMT Merger, Inc., and its 70% owned subsidiary, Latitude Energy Services, LLC (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

          In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2011 and the results of its operations and cash flows for the six months ended June 30, 2011 and 2010. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2011 classifications. The results of operations for the six months ended June 30, 2011 may not be indicative of results for the full year.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


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

          PROPERTY AND EQUIPMENT

          Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                              Furniture and fixtures          5 to 7 years
                              Computer equipment              5 years
                              Equipment                       5 to 7 years
                              Vehicles                        5 to 7 years
                              Software                        3 to 5 years

          The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

          INTANGIBLE ASSETS

          In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $199,867 and $207,267 at June 30, 2011 and December 31, 2010,
          respectively. Amortization expense related to the intangible assets was $7,400 and $7,333 for the six months ended June 30, 2011 and 2010, respectively.

          LONG-LIVED ASSETS

          The Company's long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


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

          REVENUE RECOGNITION AND COST OF REVENUES

          The Company's leased plants and royalty revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

          Leasing and royalty revenues will include revenues from the leasing of the plants, and a per gallon royalty fee. These services will be provided to customers ongoing and will be billed on a monthly basis and recognized as revenue equally during the term of the arrangement in accordance with ASC 605-25, "Multiple Element Arrangements". Since inception, no revenue has been generated.

          Costs of revenues will consist primarily of repairs and maintenance and depreciation on leased plants and any other related selling and servicing costs.

          NET LOSS PER SHARE

          The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares.

          The Company's computation of basic and diluted loss per share for the six months ended June 30, 2011 and 2010, respectively, excludes the following potentially dilutive securities because the effect of their inclusion would be anti-dilutive.

                                         June 30, 2011           June 30, 2010
                                     -------------------     -------------------

               Convertible debt               1,374,461               2,059,011
               Stock warrants                25,132,846               2,280,011
                                     -------------------     -------------------
                                             26,507,307               4,339,022
                                     ===================     ===================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)



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

          As of June 30, 2011, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the condensed consolidated statements of operations. The Company's tax returns for the years ended 2007 through 2010 are subject to examination by the federal and state tax authorities.

          The adoption of ASC 740 did not have an impact on the Company's financial position and results of operations.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


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

          COMPREHENSIVE INCOME

          ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2011 and December 31, 2010, the Company's accumulated other comprehensive loss of $9,525 and $8,784, respectively, is comprised of the accumulated foreign currency translation adjustments related to the Company's equity investment.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


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

          NON-CONTROLLING INTEREST

          The Company accounts for its 70% interest in Latitude Energy Services, LLC in accordance with ASC 810, "CONSOLIDATION", and accordingly, the Company has presented noncontrolling interest as a component of equity on its condensed unaudited consolidated balance sheets and reports non-controlling interest loss under the heading "loss attributable to noncontrolling interest" in the condensed unaudited consolidated statements of operations.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

          CONCENTRATION OF RISK (CONTINUED)

          As of June 30, 2011, the Company maintained its cash in four financial institutions. The Company's cash balance at June 30, 2011 exceeded the federally insured limits by $200,937. As of December 31, 2010, the Company's cash balance was fully insured. The Company has not experienced any losses in its bank accounts through June 30, 2011.

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on the Company's financial statements and disclosures.

          In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

          The accompanying June 30, 2010 financial statements have been restated to reflect debt discount on convertible debt and to correct the fair value of warrants and bonus shares issued pursuant to convertible debt and consulting fees. Management determined that the debt discount had been erroneously recorded as finance costs and that the Black Scholes calculation used to determined the fair value of the warrants contained a mathematical flaw.

          As a result of the aforementioned restatement, net loss for the three months ended June 30, 2010 was restated from $1,355,405 to $718,312 and loss per share - basic and diluted was restated from $0.06 to $0.03. Net loss for the six months ended June 30, 2010 was restated from $2,441,863 to $1,322,814 and loss per share - basic and diluted was restated from $0.11 to $0.06.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 3- GOING CONCERN
---------------------

          The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit.

          The Company currently has no revenue source and is incurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to finance the Company's operations through the issuance of equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

          The initial investment was valued at $975,000 based on the value of the 4,800,000 shares of stock issued upon acquisition. For purposes of determining the fair value of the consideration paid for this investment, the Company used $.20 per share since that was the most recent price received during 2009 for shares privately placed with investors. During the period, the Company recorded its proportionate share of the losses of the investee through June 30, 2011.

          The Company is committed to contribute unto GPS Latitude 40% of any funds raised from future issuances of equity or debt securities up to $1,000,000. The balance for amounts due to this affiliate as of June 30, 2011 and December 31, 2010 totaled $6,626 and $412,409, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

          The Company has calculated the components of the Investment in GPS Latitude as of June 30, 2011 to be as follows:


             Goodwill                                             1,050,781
             Net Liabilities assumed at July 31, 2009               (75,781)
                                                             ---------------
                                                                    975,000

             Contributed capital, including $6,626 not paid
             as of June 30, 2011                                  1,163,233

             Estimated proportionate share in losses
             of investee, including foreign currency
             translation losses of $9,525                          (746,636)
                                                             ---------------

             Book Value                                      $    1,391,597
                                                             ===============


          GPS Latitude has a fiscal year end of January 31. The following is summarized unaudited financial information of GPS Latitude as of June 30, 2011 and for the five month period then ended:

                                                        June 30, 2011
                                                    --------------------

                Balance Sheet:
                   Other current assets             $          229,646
                   Noncurrent assets                             8,305
                   Current liabilities                        (626,020)
                   Noncurrent liabilities                     (282,633)
                                                    --------------------
                Total Stockholders' Deficit         $        ( 670,702)
                                                    ====================


                Operating Results
                  Loss from operations              $        ( 715,017)
                  Revenue                                       39,263
                  Interest Expense                              (4,537)
                                                    --------------------
                  Net loss                                    (680,291)
                                                    --------------------
                  Loss on Foreign Exchange                      (4,925)
                                                    --------------------
                  Comprehensive Loss                $        ( 685,216)
                                                    ====================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

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

NOTE 5 - PREPAID LICENSING FEE
------------------------------

          Prepaid licensing fee represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of common stock valued at $.20 per share during December 2009. This amount will be amortized over the term of the licensing agreement, which is 15 years. The Company's balance of prepaid licensing fee on the balance sheet, net of accumulated amortization, was $90,000 and $93,333 at June 30, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible asset was $3,333 and $3,333 for the six months ended June 30, 2011 and 2010.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

          At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:


                                                  2011               2010
                                            ----------------  ----------------

           Equipment                        $       183,711   $        35,752
           Furniture and fixtures                    24,539            11,421
           Plants under construction              1,267,955           345,076
           Vehicles                                 241,055                 -
                                            ----------------  ----------------
                                                  1,717,260           392,249
           Less accumulated Depreciation             23,170             7,506
                                            ----------------  ----------------
                                            $     1,694,090   $       384,743
                                            ================  ================

          Plants under construction represent electro-precipitation units in assembly at the Company's contracted manufacturer in Colorado. These machines will either be utilized as demonstration units or leased to potential customers.

          The Company purchased vehicles costing $207,209 for a combination of notes payable, secured by the vehicles, of $192,749 and cash of $14,460. The Company makes monthly payments of $5,524 towards principal and interest on the notes.

          Depreciation expense for the six months ended June 30, 2011 and 2010 was $15,664 and $2,518, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

          The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $10,400 and $35,400 as of June 30, 2011 and December 31, 2010, respectively. These amounts are non-interest bearing and payable on demand.

          In January 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 6.

NOTE 8 - CONVERTIBLE DEBT
-------------------------

          At June 30, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $1,203,916 and $2,378,583, respectively, which was net of a discount of $170,545 and $409,428, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

NOTE 9- STOCKHOLDERS' DEFICIT
-----------------------------

          COMMON STOCK

          For the six months ended June 30, 2011, the Company issued common stock as follows:

          (a) 850,000 shares for professional fees valued at $0.20 per share in January 2011.
          (b) 978,700 bonus shares in connection with convertible debt valued at $0.20 per share in January 2011.
          (c) 625,000 shares for professional fees valued at $0.50 per share in February 2011.
          (d) 566,000 bonus shares in connection with convertible debt valued at $0.50 per share in March 2011.
          (e) 1,036,964 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in March 2011.
          (f) 1,360,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in March 2011.
          (g) 150,000 shares for professional fees valued at $1.50 per share in April 2011.
          (h) 259,537 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in April 2011.
          (i) 8,375,998 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in April 2011.
          (j) 35,000 shares for professional fees valued at $0.50 per share in April 2011.
          (k) 440,753 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in May 2011.
          (l) 415,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in May 2011.
          (m) 332,574 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in June 2011.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


NOTE 9- STOCKHOLDERS' DEFICIT (CONTINUED)
-----------------------------------------

          COMMON STOCK (CONTINUED)

          (n) 2,100,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in June 2011.
          (o) 1,440,000 shares for professional fees valued at $1.50 per share in June 2011.
          (p) 2,250,000 shares to officers for services rendered valued at $1.97 per share in June 2011.
          (q) 650,000 shares were retired in June 2011. These shares were originally issued to a third party consultant in July 2009, but it was determined that the individual did not perform the services underlying the payment of common stock and the shares were returned and retired.

          At June 30, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $1,871,132 and $239,133, respectively. The balance at June 30, 2011 is comprised of the following shares for professional services: (a) 150,000 shares valued at $1.85 per share;
          (b) 150,000 shares values at $0.20 per share; (c) 900,000 shares valued at $1.35 per share; and (d) 135,000 shares valued at $2.02 per share as well as 500,000 shares valued at $0.15 per share (relative fair value) for cash received during the second quarter of 2011. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.

NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

          During the six months ended June 30, 2011, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 8, upon conversion of outstanding notes and the issuance of stock for cash as discussed in Note 9 and for services rendered by consultants.

          A summary of the change in stock purchase warrants for the six months ended June 30, 2011 is as follows:

                                                                     Weighted
                                                        Weighted      Average
                                         Number of       Average     Remaining
                                         Warrants       Exercise    Contractual
       Six months ended June 30, 2011:  Outstanding       Price    Life (Years)
                                        -----------      -------   ------------
       Balance, December 31, 2010         7,348,895        $ 1.25          4.25
       Warrants issued - 2011            17,783,951          1.26          4.78
                                        -----------      --------  ------------
       Balance, June 30, 2011            25,132,846        $ 1.26          4.55
                                        -----------      --------  ------------

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


NOTE 10 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

          The balance of outstanding and exercisable common stock warrants at June 30, 2011 is as follows:

                                                              Remaining
              Number of Warrants                             Contractual
                   Outstanding         Exercise Price       Life (Years)
             --------------------     ----------------     ----------------
                       7,348,895                $1.25              4.25
                      17,783,951                $1.26              4.78

          The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:

                                                       Six Months Ended
                                                 June 30, 2011   June 30, 2010
                                                --------------   -------------
                                                                  (Restated)

           Risk free interest rate               .43% - .85%      .61% - 1.14%

           Expected volatility                   218% - 223%      229% - 234%

           Expected term of stock warrant
            in years                                 2.5              2.5

           Expected dividend yield                    0%               0%

           Average value per option             $0.16 - $1.92        $0.17

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

NOTE 11 - COMMITMENTS
---------------------

          On January 1, 2011, the Company entered into a five year employment agreement to hire a Vice-President of Marketing primarily to further develop the business interests the Company. After the initial five year term, the employment shall automatically be extended on the same terms and conditions for successive one-year renewal periods, unless terminated by either party with ninety days prior notice.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

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

          On January 27, 2011 the Company issued the executive 150,000 shares valued at $0.20 and 75,000 shares valued at $1.50 per share were issued on April 19, 2011. The Company recorded compensation expense of $142,500 for the shares issued.

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

          The consultant was issued 150,000 shares valued at $0.20 per share on January 27, 2011 and 75,000 shares valued at $1.50 per share on April 19, 2011. The Company recorded consulting fees of $142,500 for the shares issued.

          On February 9, 2011, the Company entered into a five year office and laboratory lease agreement in Colorado commencing June 1, 2011 through May 31, 2016 for aggregate rent of $102,226. The amount is to be paid monthly over the term of the lease term.

          Future minimum lease payments for this office space are as follows:

                     YEAR                   AMOUNT
                     ----                -----------
                     2011                $     9,250
                     2012                     19,040
                     2013                     19,992
                     2014                     20,991
                     2015                     22,041
                     Thereafter                9,370
                                         -----------
                                         $   100,684

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

          On February 15, 2011, the Company entered into a license agreement with Separatech Canada, Inc. for a term of five years. The license provides the Company with access to exclusive usage of specified patents to use, test, develop, package, promote, sell and provide license products exclusively in North America. The License provides for the Company to construct a pilot plant for development of the licensed products. The Company paid license fees of $60,000 through March 31, 2011 and commencing in April 2011 and for the duration of the term of the agreement, the Company is obligated to pay $30,000 per month.

          Future minimum license fees are as follows:

                           YEAR                   AMOUNT
                           ----                ----------
                           2011                $  180,000
                           2012                   360,000
                           2013                   360,000
                           2014                   360,000
                           2015                   360,000
                                               ----------
                                               $1,620,000

          On April 1, 2011, the Company entered into a financial services agreement for services including, but not limited to, investor relations, corporate record keeping, accounting and preparation of the Company's regulatory filings. The term of the agreement is for a minimum of thirty-six months and shall renew automatically on a month to month basis thereafter unless either party terminates the agreement within ninety days of the automatic renewal period. The Company shall pay the financial services consultant $3,000 per month commencing May 1, 2011.

          On April 1, 2011, the Company entered into a one year consulting agreement for the purpose of obtaining professional services in the areas of corporate structure, strategic planning, and capital and business development and implementation. The agreement was amended on June 24, 2011. The amended agreement obligates the Company to issue 1,575,000 common shares and 1,575,000 warrants which entitles the consultant to purchase common shares for a five year at $1.25 per share. On June 20, 2011, the Company issued 1,440,000 shares at $1.50 per share, and recorded consulting fees expense of $2,160,000. As of June 30, 2011, the Company's balance sheet includes as a liability to issue stock the remaining 135,000 unissued shares valued at $2.02 per share for a total of $272,700.

          On May 2, 2011, the Company entered into a consulting agreement. In exchange for services pertaining to corporate development, communications, investor relations and strategic planning, the consultant will be paid $6,500 per month for one year and will receive 100,000 warrants to purchase 100,000 shares for a five year period at $1.25 per share. Upon execution of the agreement the consultant was entitled to 50,000 warrants and 50,000 warrants shall be issued upon the one year anniversary of the agreement.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS (CONTINUED)
---------------------------------

          On June 16, 2010, the Company entered into a one year agreement to obtain advisory and consulting services pertaining to business development, financing, and strategic planning matters. On May 2, 2011, the compensation portion of the agreement was amended. The amended agreement obligates the Company to issue to the consultant 900,000 shares as of the amended agreement date. The Company's balance sheet includes a liability to issue stock of $1,215,000 for the 900,000 unissued shares valued at $1.35 per share (see Note 15).

          The Company is obligated under the terms of a three year employment agreement entered into with its Vice-President of Engineering and Production effective May 30, 2010. The executive's compensation in year one was $120,000 and shall be increased annually by a percentage at least equal to the increase in the Consumer Price Index. The executive was also entitled to 300,000 shares of stock. The Company's balance sheet includes a liability to issue stock of $307,500 for 300,000 unissued shares as of June 30, 2011 (see Note 15).

          The Company entered into a Patented Technology and Services Purchase Agreement on January 1, 2010 for the acquisition of certain proprietary intellectual properties concerning the treatment of water by the use of electro-precipitation. The Company is obligated to pay a five percent royalty on the first $6,000,000 of gross revenues earned from sales, use or other transfers of equipment based upon the patented technology transferred to the Company pursuant to the agreement.

          Subsequent to June 30, 2011, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on September 1, 2011 and contains a three year renewal option. The estimated monthly rent including sales tax, but subject to change for the Company's allocated portion of the building's annual operating expense factor is as follows: (a) Year 1 - $10,163 (b) Year 2 - $10,995 (c) Year 3 - $11,550.

NOTE 12 - INCOME TAXES
----------------------

          A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

                                                                        2010
                                                         2011         Restated
                                                     -----------    ------------
                                                                     (Restated)
                                                     -----------    ------------
             Tax benefit at U.S. statutory rate           34.00  %       34.00 %
             State taxes, net of federal benefit           3.63           3.63
             Change in valuation allowance               (37.63)        (37.63)
                                                     -----------    -----------
                                                              -  %           - %
                                                     ===========    ===========
                                      F-19

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

          The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at June 30, 2011 and December 31, 2010 consisted of the following:


                                                    June 30,       December 31,
                Deferred Tax Assets                   2011             2010
                                               ----------------- ---------------
                                                                    (Restated)
                Net Operating Loss
                Carryforward                   $      8,933,941   $   2,431,370
                                               -----------------  --------------
                Total Non-current Deferred            8,933,941       2,431,370
                Tax Asset
                Non-current Deferred Tax
                Liabilities                         (2,074,026)        (350,640)
                                               -----------------  --------------
                Net Non-current Deferred Tax         6,859,915        2,080,730
                Asset
                Valuation Allowance                 (6,859,915)      (2,080,730)

                                               -----------------  --------------
                Total Net Deferred Tax Asset   $             -    $           -
                                               =================  ==============

          As of June 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of $23,741,538 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

          Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ----------------------------
                                                                       2011            2010
                                                                   -------------  -------------
                                                                                    (Restated)
          Supplemental Disclosure of Cash Flow Information:
          Cash paid for interest                                   $        344   $         39
                                                                   -------------  -------------

          Changes in non-cash financing and investing activities:
          Contributions payable to GPS Latitude                    $    -         $    809,605
                                                                   -------------  -------------
          Vehicle additions from issuance of long term debt        $    192,749   $    -
                                                                   -------------  -------------
          Common stock issued for intangible asset                 $    -         $    120,000
                                                                   -------------  -------------
          Common stock issued for notes payable                    $    478,740   $    139,338
              (bonus shares)
                                                                   -------------  -------------
          Common stock issued for conversion of notes
              payable and accrued interest                         $  2,069,828   $    234,191
                                                                   -------------  -------------

NOTE 14 - GAIN ON SETTLEMENT OF ACCRUED EXPENSES
------------------------------------------------

           For the six months ended June 30, 2011, the condensed consolidated statements of operations include a gain on settlement of accrued expenses of $150,000. This amount represents the balance that was owed to a consultant pertaining to services the Company received in connection with the year 2009 merger referred to in Note 1 to the condensed consolidated financial statements.

           In the first quarter of 2011, the Company settled the debt with said consultant resulting in the aforementioned gain of $150,000.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

            Management has evaluated the subsequent events through the date at which the financial statements were issued.

            On July 19, 2011, the Company's Board of Directors authorized the issuance of 900,000 common shares pursuant to the advisory and consulting services agreement referred to in Note 11.

            On July 19, 2011, the Company's Board of Directors authorized the issuance of 100,000 shares for consulting services rendered after June 30, 2011.

            On July 20, 2011, the Company's Board of Directors authorized the issuance of 300,000 common shares pursuant to the terms of an agreement dated January 1, 2010, for the acquisition of certain proprietary intellectual properties concerning the treatment of water by the use of electro-precipitation.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (UNAUDITED)


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

            On July 20, 2011, the Company's Board of Directors authorized the issuance of 300,000 common shares pursuant to the employment agreement with the Company's Vice-President of Engineering and Production referred to in Note 11.

            On July 26, 2011, the Company's Board of Directors authorized the issuance of 849,455 common shares. A total of 500,000 shares pertain to an equity raise whereby the shares were sold at $0.50 per share along with an equivalent amount of common stock warrants exercisable over a five year term at $1.25 per share. The remaining 349,455 shares represent stock issued from the conversion of convertible debt and accrued interest at $1.00 per share.

            On August 4, 2011, the Company and a holder of 3,000,000 of the Company's stock warrants agreed to amend the holder's warrant to change the exercise price to $1.00 per share and change the expiration term to two years after the issue date. On August 9, 2011, the Company received $3,000,000 in connection with the exercise of this stock warrant. The warrant was exercised at $1.00 per share and the Company issued 3,000,000 shares of common stock.

            On August 8, 2011, the Company executed a three year office lease agreement for its new Boca Raton, Florida headquarters. The terms of the lease are disclosed in Note 11.

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

Latitude Solutions, Inc. ("LSI"), through four subsidiaries, has operations based upon its proprietary technologies.

Latitude Clean Tech Group, Inc. ("LCTG") provides products, processes and solutions for contaminated water applications. LCTG provides products, processes and solutions for contaminated water issues resulting from various oil/gas drilling operations including water used in hydraulic fractionizing of wells, contaminated water relating to the Alberta oil sands, and mining operations producing contaminated water. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues, together with ever increasing expenditures for defense, surveillance and anti-terrorism requirements, there is a growing market for the Company's technologies, both domestically and possibly internationally.

6709800 Canada, Inc. dba GpsLatitude, the Company's equity investment, is the technology/software/hardware group, which provides wireless telemetry/live video streaming and security products for Mobile Assets, Public Security, Corporate and National Security applications. The Company has established a marketing strategic alliance with U.S. defense contractor, General Dynamics, as well as with Bell Canada to jointly market the Company's technologies. Additionally, the Royal Canadian Mounted Police (RCMP) are utilizing the Company's products.

Trinity Solutions, Inc., the Company's second operating subsidiary, is the Company's internal business marketing subsidiary which provides sales and marketing support to the other subsidiaries.

On February 8, 2011, Latitude Energy Services, LLC ("LES") was organized in the state of Nevada. LSI has a 70% equity ownership in LES, the remaining 30% equity ownership is owned by third party entities. LSI is one of five managers of LES, the other four managers are from the 30% equity owners of the LLC. LES will provide water remediation services to the Oil, Gas and Energy industries worldwide utilizing innovative and patented technologies developed by its majority equity owner, LSI and its subsidiary companies.


RESULTS OF OPERATIONS

COMPARISON  OF THE THREE  MONTHS ENDED JUNE 30, 2011 WITH THE THREE MONTHS ENDED
JUNE 30, 2010

                                                    For the Three Months Ended                      Change
                                                             June 30,
                                           ---------------------------------------------
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -           -%
COST OF REVENUES                                              -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Consulting fees                                  13,026,697                 149,130       12,877,567     8,635.1%
    General and administrative                          534,344                  91,957          442,387       481.0%
    Legal and accounting expense                         87,855                  57,568           30,287        52.6%
    License fees                                         80,000                       -           80,000         100%
    Rent expense                                         28,895                  14,340           14,555       101.5%
    Salaries expense                                    663,916                 136,475          527,441       386.5%
    Travel expense                                      144,454                  39,524          104,930       265.4%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                   14,566,161                 488,994       14,077,167     2,878.8%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                (14,566,161)               (488,994)      14,077,167     2,878.8%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                     (405,768)               (199,907)         205,681       102.9%
     Interest expense                                   (23,206)                (29,411)          (6,205)     (21.09%)
     Interest income                                        913                       -              913         100%
     Equity in losses to investee                      (136,758)                      -          136,758         100%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                                (564,819)               (229,318)         335,501       146.3%
                                           --------------------- ----------------------- ---------------- ------------

Loss Contributable to non-
     controlling interest                               (75,250)                      -           75,250         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                            (15,055,730)               (718,312)      14,337,418     1,995.9%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $              (0.36) $                (0.03) $         (0.33)     (1,100%)

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                    42,018,643              23,482,952


REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the three months ended June 30, 2011 and 2010. During the year ended December 31, 2010, the Company had completed construction of its water plant with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, the Company expects to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2011 were $14,566,161 as compared to $488,994 for the three months ended June 30, 2010, an increase of $14,077,167 or 2,878%. The increase was primarily caused by an increase of $12,877,567 increase in consulting fees, an increase of $442,387 in general and administrative expenses and an increase of $527,441 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $104,930 which resulted from our proof of concept customer demonstrations.

INTEREST EXPENSE

Interest expense was $23,206 for the three months ended June 30, 2011 as compared to $29,411 for the three months ended June 30, 2010, a decrease of $6,205 or 21.09%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the three months ended June 30, 2011, the Company recognized a net loss of $15,055,730 compared to $718,312 for the three months ended June 30, 2010. The Company's net loss increased $14,337,418 during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. The primary reasons for this increase was an increase in operating expenses of $14,077,167, plus an increase in finance costs of $205,681 caused by the increase in debt financing and increase of $75,250 in losses recognized from our investee.















                  (REMAINING OF PAGE LEFT BLANK INTENTIONALLY)


COMPARISON  OF THE SIX MONTHS ENDED JUNE 30, 2011 WITH THE SIX MONTHS ENDED JUNE
30, 2010

                                                     For the Six Months Ended
                                                             June 30,                               Change
                                           ---------------------------------------------
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -            -%
COST OF REVENUES                                              -                       -                             -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                -            -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Consulting fees                                  13,668,090                 282,750       13,385,340     4,733.9%
    General and administrative                          797,399                 161,898          635,501       392.5%
    Legal and accounting expense                        145,160                  80,207           64,953        80.9%
    License fees                                        140,000                       -          140,000         100%
    Rent expense                                         55,381                  25,335           29,983       118.3%
    Salaries expense                                  1,123,548                 216,550          906,998       418.8%
    Travel expense                                      240,989                  62,976          178,013       182.6%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                   16,170,568                 829,716       15,340,852     1,848.9%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                (16,170,568)               (829,716)      15,340,852     1,848.9%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                    (814,250)               (335,151)          479,099       122.9%
     Gain on settlement of accrued
        expenses                                        150,000                       -          150,000         100%
     Interest expense                                  (63,386)                (50,561)           12,825       25.36%
     Interest income                                        936                       -              936         100%
     Equity in losses to investee                     (383,015)               (107,386)          275,629       256.6%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                             (1,109,715)               (493,098)          616,617         125%
                                           --------------------- ----------------------- ---------------- ------------

Loss Contributable to non-
     controlling interest                             (108,729)                       -          108,729         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                           (17,171,554)             (1,322,814)       15,848,740     1,198.1%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $             (0.47)  $               (0.06)            $0.41       683.3%

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                   36,454,956              22,544,421


REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the six months ended June 30, 2011 and 2010. During the year ended December 31, 2010, the Company had completed construction of its water plant with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, the Company expects to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2011 were $16,170,568 as compared to $829,716 for the six months ended June 30, 2010, an increase of $15,340,852 or 1,849%. The increase was primarily caused by an increase of $13,385,340 increase in consulting fees, an increase of $635,501 in general and administrative expenses and an increase of $906,998 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $178,013 which resulted from our proof of concept customer demonstrations.

INTEREST EXPENSE

Interest expense was $63,386 for the six months ended June 30, 2011 as compared to $50,561 for the six months ended June 30, 2010, an increase of $12,825 or 25.3%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the six months ended June 30, 2011, the Company recognized a net loss of $17,171,554 compared to $1,322,814 for the six months ended June 30, 2010. The Company's net loss increased $15,848,740 during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The primary reasons for this increase was an increase in operating expenses of $15,340,852, plus an increase in finance costs of $479,099 caused by the increase in debt financing and increase of $108,729 in losses recognized from our investee. The Company during the six months ended June 30, 2011 recognized a non-recurring gain on the settlement of accrued expense of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had total current assets of $2,881,768, consisting of $2,808,960 in cash on hand, a $20,000 accrued advance to consultant and $52,808 in other current assets. At June 30, 2011, we had total current liabilities of $3,825,178, consisting of $670,014 in accounts payable and accrued liabilities, $6,626 due to investee, $10,400 related party payable, convertible debt of $1,203,916 and a liability to issue common stock of $1,871,132. At June 30, 2011, the Company has a working capital deficit of $943,410.

Net cash used in operating activities was $2,780,716 for the six months ended June 30, 2011, compared to $630,322 for the six months ended June 30, 2010. This increase in cash used relates to the significantly higher cash expenses during the six months ended June 30, 2011 due to an increase in operating activities including an increase in consulting and travel expenses. During the six months ended June 30, 2011, net losses of $17,280,283 were offset by non-cash items of $814,250 in financing costs, $9,044,306 in common stock for services, $4,286,055 in warrants issued for services, $26,397 in depreciation and amortization expense and $383,015 in equity loss in the GPS Latitude investment.

The Company's net cash used in investing activities was $1,545,516 for the six months ended June 30, 2011 compared to net cash used in investing activities of $612,324 for the six months ended June 30, 2010. In the six months ended June 30, 2011, the Company invested $1,132,262 in plant and equipment and made payments of $405,783 to its investment.

The Company's net cash provided by financing activities was $6,918,992 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $1,454,200 for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company received $6,375,500 in proceeds from the issuance of shares of common stock, $691,000 in proceeds from the issuance of convertible debt and received $100,000 from short term debt. During the six months ended June 30, 2011, the Company made a payment of $116,000 on outstanding convertible debt, payments of $100,000 on short term debt and a payment of $25,000 on related party payable.

At June 30, 2011 and December 31, 2010, the Company had net convertible notes payable net outstanding of $1,374,460 and $2,788,011, respectively. These convertible notes mature at various times within six months from date of issuance, have an interest rate of 7% and include a beneficial conversion feature which allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

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

The remaining debt discount balances as of June 30, 2011 and December 31, 2010, of $170,544 and $409,428, respectively, are netted against the outstanding notes.

NEED FOR ADDITIONAL FINANCING

The Company anticipates the need for an additional $6 to $10 million in financing over the next twelve months in order to fund the building of additional water units which is marketed under the Companies trade mark brand named Integrated Water Systems(TM). Management is currently exploring several financing alternatives including both debt and equity financing. However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

CRITICAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                   Furniture and fixtures   5 to 7 years
                   Computer equipment       5 years
                   Equipment                5 to 7 years
                   Vehicles                 5 to 7 years
                   Software                 3 to 5 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retires or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS

In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $199,867 and $207,267 at June 30, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible assets was $7,400 and $7,333 for the six months ended June 30, 2011 and 2010, respectively. Amortization expenses related to intangible assets is expected to be approximately $14,800 each year for 2011 through 2025.

EQUITY INVESTMENTS

The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

REVENUE RECOGNITION AND COST OF REVENUES

The Company's leased plants and royalty revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Leasing and royalty revenues will include revenues from the leasing of the plants, and a per gallon royalty fee. These services will be provided to customers ongoing and will be billed on a monthly basis and recognized as revenue equally during the term of the arrangement in accordance with ASC
605-25, "Multiple Element Arrangements". Since inception, no revenue has been generated.

Costs of revenues will consist primarily of repairs and maintenance and depreciation on leased plants and any other related selling and servicing costs.

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

Not Applicable.


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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

During the period of April 1, 2011 through June 30, 2011, the Company issued the following unregistered securities.


            DATE OF SALE              TITLE OF SECURITIES   NO. OF SHARES         CONSIDERATION            CLASS OF PURCHASER
------------------------------------- -------------------- ----------------- ------------------------ -------------------------
             April 2011                  Common Stock          150,000             $225,000 in            Business Associate
                                                                              professional services

             April 2011                  Common Stock           35,000             $17,500 in             Business Associate
                                                                              professional services

             April 2011                  Common Stock         8,375,998            $4,187,999             Business Associates

             April 2011                    Warrants           8,375,998            $4,187,999             Business Associates

             April 2011                  Common Stock          259,537            Conversion of           Business Associates
                                                                                Promissory Notes

              May 2011                   Common Stock          415,000              $207,500              Business Associates

              May 2011                     Warrants            415,000              $207,500              Business Associates

              May 2011                   Common Stock          440,573            Conversion of           Business Associates
                                                                                 Promissory Note

              May 2011                   Common Stock          332,574            Conversion of           Business Associates
                                                                                 Promissory Note

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2   Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     101.INS XBRL   Instance Document (1)

     101.SCH XBRL   Taxonomy Extension Schema Document (1)

     101.CAL XBRL   Taxonomy Extension Calculation Linkbase Document (1)

     101.DEF XBRL   Taxonomy Extension Definition Linkbase Document (1)

     101.LAB XBRL   Taxonomy Extension Label Linkbase Document (1)

     101.PRE XBRL   Taxonomy Extension Presentation Linkbase Document (1)
------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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




                                           LATITUDE SOLUTIONS, INC.
                              -------------------------------------------------
                                                (REGISTRANT)



Dated:   August 22, 2011      By: /s/Harvey N. Kaye
                              -------------------------------------------------
                              Harvey N. Kaye
                              (Principal Executive Officer,
                              President and Chief Executive Officer)




Dated:   August 22, 2011      By: /s/Matthew J. Cohen
                              -------------------------------------------------
                              Matthew J. Cohen,
                              (Chief Financial Officer/Principal
                              Accounting Officer/Secretary / Treasurer)