Form 10-Q/A
period 2011-06-30
Latitude Solutions, Inc.
filed 2011-08-30
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10Q/A
                                 Amendment No. 1

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


            2595 NW BOCA RATON BLVD., SUITE 10, BOCA RATON, FL 33431
             -----------------------------------------------------
                    (Address of principal executive offices)


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

         Balance Sheets - June 30, 2011 and December 31, 2010 (Audited)      F-1

         Statements of Operations  -
                  Three and six months ended June 30, 2011 and 2010 and
                  From June 3, 1983 (Inception) to June 30, 2011             F-2

         Statements of Cash Flows -
                  Six months ended June 30, 2011 and 2010 and
                  From June 3, 1983 (Inception) to June 30, 2011             F-3

         Notes to the Financial Statements                                   F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           9

Item 4.  Controls and Procedures                                             9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   9

Item 1A. Risk Factors -  NOT APPLICABLE                                      9

Item 2.  Changes in Securities                                               10

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    10

Item 4.  Removed and Reserved                                                10

Item 5.  Other Information - NOT APPLICABLE                                  11

Item 6.  Exhibits                                                            11

SIGNATURES                                                                   12

                                EXPLANATORY NOTE

Latitude Solutions, Inc., (the "Company"), is filing this amendment to its quarterly report on Form 10-Q for the period ended June 30, 2011 filed with the Securities and Exchange Commission on August 22, 2011, for the purpose of amending Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations and for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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

Latitude Solutions, Inc. ("LSI"), through three subsidiaries and an equity investment, has operations based upon its proprietary technologies.

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


RESULTS OF OPERATIONS

COMPARISON  OF THE THREE  MONTHS ENDED JUNE 30, 2011 WITH THE THREE MONTHS ENDED
JUNE 30, 2010

                                                    For the Three Months Ended                      Change
                                                             June 30,
                                           ---------------------------------------------
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -           -%
COST OF REVENUES                                              -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                            -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Consulting fees                                  13,026,697                 149,130       12,877,567     8,635.1%
    General and administrative                          534,344                  91,957          442,387       481.0%
    Legal and accounting expense                         87,855                  57,568           30,287        52.6%
    License fees                                         80,000                       -           80,000         100%
    Rent expense                                         28,895                  14,340           14,555       101.5%
    Salaries expense                                    663,916                 136,475          527,441       386.5%
    Travel expense                                      144,454                  39,524          104,930       265.4%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                   14,566,161                 488,994       14,077,167     2,878.8%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                (14,566,161)               (488,994)      14,077,167     2,878.8%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                     (405,768)               (199,907)         205,861       102.9%

     Interest expense                                   (23,206)                (29,411)          (6,205)     (21.09%)
     Interest income                                        913                       -              913         100%
     Equity in losses to investee                      (136,758)                      -          136,758         100%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                                (564,819)               (229,318)         335,501       146.3%
                                           --------------------- ----------------------- ---------------- ------------

Loss attributable to non-
     controlling interest                               (75,250)                      -           75,250         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                            (15,055,730)               (718,312)      14,337,418     1,995.9%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $              (0.36) $                (0.03) $         (0.33)     (1,100%)

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                    42,018,643              23,482,952


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

NET LOSSES

During the three months ended June 30, 2011, the Company recognized a net loss of $15,055,730 compared to $718,312 for the three months ended June 30, 2010. The Company's net loss increased $14,337,418 during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. The primary reasons for this increase was an increase in operating expenses of $14,077,167, plus an increase in finance costs of $205,861 caused by the increase in debt financing and increase of $136,758 in losses recognized from our investee.















                  (REMAINING OF PAGE LEFT BLANK INTENTIONALLY)


COMPARISON  OF THE SIX MONTHS ENDED JUNE 30, 2011 WITH THE SIX MONTHS ENDED JUNE
30, 2010

                                                     For the Six Months Ended
                                                             June 30,                               Change
                                           ---------------------------------------------
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -            -%
COST OF REVENUES                                              -                       -                             -
                                                                                                       -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                -            -
                                           --------------------- ----------------------- ---------------- ------------

OPERATING EXPENSES
    Consulting fees                                  13,668,090                 282,750       13,385,340     4,733.9%
    General and administrative                          797,399                 161,898          635,501       392.5%
    Legal and accounting expense                        145,160                  80,207           64,953        80.9%
    License fees                                        140,000                       -          140,000         100%
    Rent expense                                         55,381                  25,335           30,046       118.6%
    Salaries expense                                  1,123,549                 216,550          906,999       418.8%
    Travel expense                                      240,989                  62,976          178,013       282.6%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                   16,170,568                 829,716       15,340,852     1,848.9%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                (16,170,568)               (829,716)      15,340,852     1,848.9%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                    (814,250)               (335,151)          479,099       142.9%

     Gain on settlement of accrued
        expenses                                        150,000                       -          150,000         100%
     Interest expense                                  (63,386)                (50,561)           12,825       25.36%
     Interest income                                        936                       -              936         100%
     Equity in losses to investee                     (383,015)               (107,386)          275,629       256.6%
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                             (1,109,715)               (493,098)          616,617         125%
                                           --------------------- ----------------------- ---------------- ------------

Loss attributable to non-

     controlling interest                             (108,729)                       -          108,729         100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS                                           (17,171,554)             (1,322,814)       15,848,740     1,198.1%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE                             $             (0.47)  $               (0.06)            $0.41       683.3%

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                   36,454,956              22,544,421


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

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2011 were $16,170,568 as compared to $829,716 for the six months ended June 30, 2010, an increase of $15,340,852 or 1,849%. The increase was primarily caused by an increase of $13,385,340 increase in consulting fees, an increase of $635,501 in general and administrative expenses and an increase of $906,999 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $178,013 which resulted from our proof of concept customer demonstrations.

INTEREST EXPENSE

Interest expense was $63,386 for the six months ended June 30, 2011 as compared to $50,561 for the six months ended June 30, 2010, an increase of $12,825 or 25.3%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the six months ended June 30, 2011, the Company recognized a net loss of $17,171,554 compared to $1,322,814 for the six months ended June 30, 2010. The Company's net loss increased $15,848,740 during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The primary reasons for this increase was an increase in operating expenses of $15,340,852, plus an increase in finance costs of $479,099 caused by the increase in debt financing and increase of $275,629 in losses recognized from our investee. The Company during the six months ended June 30, 2011 recognized a non-recurring gain on the settlement of accrued expense of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had total current assets of $2,881,768, consisting of $2,808,960 in cash on hand, a $20,000 advance to a consultant and $52,808 in other current assets. At June 30, 2011, we had total current liabilities of $3,825,178, consisting of $670,014 in accounts payable and accrued liabilities, $6,626 due to investee, $10,400 related party payable, convertible debt of $1,203,916 and a liability to issue common stock of $1,871,132. At June 30, 2011, the Company has a working capital deficit of $943,410.

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

The Company's net cash used in investing activities was $1,545,516 for the six months ended June 30, 2011 compared to net cash used in investing activities of $612,324 for the six months ended June 30, 2010. In the six months ended June 30, 2011, the Company invested $1,132,262 in plant and equipment and made payments of $405,783 to its investee.

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

At June 30, 2011 and December 31, 2010, the Company had net convertible notes payable of $1,203,916 and $2,378,583, respectively. These convertible notes mature at various times within six months from date of issuance and have an interest rate of 7%. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

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




                                           LATITUDE SOLUTIONS, INC.
                              -------------------------------------------------
                                                (REGISTRANT)



Dated:   August 30, 2011      By: /s/Harvey N. Kaye
                              -------------------------------------------------
                              Harvey N. Kaye
                              (Principal Executive Officer,
                              President and Chief Executive Officer)




Dated:   August 30, 2011      By: /s/Matthew J. Cohen
                              -------------------------------------------------
                              Matthew J. Cohen,
                              (Chief Financial Officer/Principal
                              Accounting Officer/Secretary / Treasurer)