Form 10-Q
period 2011-09-30
Latitude Solutions, Inc.
filed 2011-11-21
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2011

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                          29-1284382
------------------------                            ------------------------
(State of Incorporation)                            (IRS Employer ID Number)

            2595 NW BOCA RATON BLVD., SUITE 100, BOCA RATON, FL 33431
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  (561)417-0644
                -----------------------------------------------
                         (Registrant's Telephone number)

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

As of November 18, 2011, there were 58,029,581 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                     1

         Balance Sheets - September 30, 2011 and December 31, 2010 (Audited)  2

         Statements of Operations  -
                  Three and nine months ended September 30, 2011 and 2010
                  and From June 3, 1983 (Inception) to September 30, 2011     3

         Statements of Cash Flows -
                  Nine months ended September 30, 2011 and 2010 and
                  From June 3, 1983 (Inception) to September 30, 2011         4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                            29

Item 4. Controls and Procedures                                               29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    30

Item 1A.  Risk Factors -  NOT APPLICABLE                                      30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     31

Item 4.  Removed and Reserved                                                 31

Item 5.  Other Information - NOT APPLICABLE                                   31

Item 6.  Exhibits                                                             31

SIGNATURES                                                                    32

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                         (A Development Stage Company)
                                     Condensed Consolidated Balance Sheets


                                                     ASSETS

                                                                          September 30,        December 31,
                                                                               2011                 2010
                                                                                                 Restated
                                                                        -------------------  -----------------
CURRENT ASSETS                                                             (Unaudited)          (Audited)
     Cash and cash equivalents                                          $        3,041,953   $        216,200
     Prepaid expenses                                                              229,146                  -
                                                                        -------------------  -----------------
         Total Current Assets                                                    3,271,099            216,200
                                                                        -------------------  -----------------

     Equity investment                                                           1,257,759          1,767,882
     Prepaid licensing fee, net                                                    120,234             93,333
     Property and equipment, net                                                 4,888,134            384,743
     Intangible assets, net                                                        195,567            207,267
     Other assets                                                                  111,541            174,745
                                                                        -------------------  -----------------

         TOTAL ASSETS                                                   $        9,844,334   $      2,844,170
                                                                        ===================  =================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable and accrued expenses                              $        2,116,904   $        907,685
     Due to Investee                                                                   142            412,409
     Related party payable                                                          10,400             35,400
     Current Portion of long term debt                                             128,704                  -
     Convertible debt, net                                                         374,961          2,378,583
     Liability to issue stock                                                    1,144,009            239,133
                                                                        -------------------  -----------------

         Total Current Liabilities                                               3,775,120          3,973,210

     Long-term debt, net of current portion                                        175,405                  -
                                                                        -------------------  -----------------

         Total Liabilities                                                       3,950,525          3,973,210
                                                                        -------------------  -----------------
     Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.001 par value, 250,000,000
        shares authorized,  56,443,177 and 28,710,656
        shares issued and outstanding, respectively                                 56,443             28,711
     Additional paid-in capital                                                 33,669,802          5,312,288
     Deficit accumulated during the development stage                          (27,598,753)        (6,461,255)
     Accumulated other comprehensive loss                                          (10,824)            (8,784)
                                                                        -------------------  -----------------

     Total Latitude Solutions, Inc. Stockholders' Equity (Deficit)               6,116,668         (1,129,040)
     Noncontrolling Interest in Consolidated Subsidiary                           (222,859)                 -
                                                                        -------------------  -----------------
     Total Stockholders' Equity (Deficit)                                        5,893,809         (1,129,040)
                                                                        -------------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $        9,844,334   $      2,844,170
                                                                        ===================  =================

     See accompanying notes to condensed consolidated financial statements.

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)
                                                                                                                      From Inception
                                                                                                                        on June 3,
                                                                                                                       1983 Through
                                                            For the Three Months Ended    For the Nine Months Ended    September 30,
                                                                   September 30                 September 30               2011
                                                                 2011          2010           2011          2010
                                                                           (Restated)                    (Restated)
                                                             ------------  -----------    ------------- ------------  --------------
REVENUES                                                     $         -   $        -     $          -  $         -   $           -
                                                             ------------  -----------    ------------- ------------  --------------

EXPENSES

   Legal and accounting expense                                   99,681       39,654          244,841      119,860         578,937
   Consulting fees                                             1,634,430      648,901       15,302,520      931,650      17,072,420
   Rent expense                                                   50,943       19,073          106,324       44,408         254,713
   Salaries expense                                              981,227      233,648        2,104,776      450,198       2,926,554
   License fees                                                   75,947            -          215,947            -         215,947
   Travel expense                                                162,376      116,683          403,365      179,660         838,696
   General and administrative                                    721,888      237,662        1,519,287      399,561       2,394,921
                                                             ------------  -----------    ------------- ------------  --------------

     Total Expenses                                            3,726,492    1,295,621       19,897,060    2,125,337      24,282,187
                                                             ------------  -----------    ------------- ------------  --------------

LOSS FROM OPERATIONS                                          (3,726,492)  (1,295,621)     (19,897,060)  (2,125,337)    (24,282,187)

OTHER INCOME (EXPENSE)
   Acquisition expense                                                 -            -                -            -        (350,000)
   Finance costs pursuant to debt issuance                      (170,545)    (304,189)        (984,795)    (639,340)     (2,342,693)
   Gain on settlement of accrued expenses                              -            -          150,000            -         150,000
   Interest expense                                              (51,532)     (32,426)        (114,918)     (82,988)       (260,209)
   Interest income                                                   951            -            1,887            -           1,887
   Equity in losses of investee                                 (132,540)    (221,488)        (515,555)    (328,874)       (738,409)
                                                             ------------  -----------    ------------- ------------  --------------

     Total Other (Expense)                                      (353,666)    (558,103)      (1,463,381)  (1,051,202)     (3,539,425)
                                                             ------------  -----------    ------------- ------------  --------------

INCOME TAXES                                                           -            -                -            -               -
                                                             ------------  -----------    ------------- ------------  --------------

NET LOSS                                                      (4,080,158)  (1,853,724)     (21,360,441)  (3,176,539)    (27,821,612)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST                 114,130            -          222,859            -         222,859
                                                             ------------  -----------    ------------- ------------  --------------

NET LOSS ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC.            $(3,966,028) $(1,853,724)    $(21,137,582) $(3,176,539)  $ (27,598,753)
                                                             ============  ===========    ============= ============  ==============

LOSS PER SHARE ATTRIBUTABLE TO LATITUDE SOLUTIONS, INC. -
 BASIC AND DILUTED                                           $     (0.07)  $    (0.07)    $      (0.50) $     (0.14)
                                                             ============  ===========    ============= ============

WEIGHTED AVERAGE
  OUTSTANDING SHARES
  BASIC AND DILUTED                                            53,060,301  25,452,910       41,956,264   22,844,420
                                                             ============  ===========    ============= ============

     See accompanying notes to condensed consolidated financial statements.

                        LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                      (A Development Stage Company)
                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                         From Inception
                                                                                           on June 3,
                                                        Nine Months Ended September 30    1983 Through
                                                             2011             2010        September 30,
                                                                           (Restated)         2011
                                                       ---------------- ---------------  --------------
OPERATING ACTIVITIES
     Net loss                                          $   (21,360,441) $   (3,176,539)  $ (27,821,612)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Services contributed by shareholders                         -               -          16,100
        Stock based compensation                               881,250               -         881,250
        Financing Costs                                        984,795         860,828       2,001,869
        Common stock issued or to be
          issued for services                                9,414,707         278,875      10,687,275
        Warrants issued for services                         4,342,274         444,750       4,787,024
        Depreciation and amortization expense                   53,198          30,446          82,105
        Equity in losses of investee                           515,555         328,874         869,651
     Changes in operating assets and liabilities:
        (Increase) in prepaid expenses                        (229,146)              -        (229,146)
        (Increase) in prepaid license fee                      (31,901)              -        (120,234)
        (Increase) decrease in other assets                     63,204        (117,660)       (111,541)
        Increase in accounts payable
          and accrued expenses                               1,335,313         310,012       2,116,904
                                                       ---------------- ---------------  --------------
            Net Cash Used by
               Operating Activities                         (4,031,194)     (1,040,414)     (6,840,355)
                                                       ---------------- ---------------  --------------

 INVESTING ACTIVITIES
        Capital contributions to investee                       (7,471)       (131,709)       (163,231)
        Purchase of property and equipment                  (4,213,812)       (301,685)     (4,707,600)
        Purchase of intangible assets                                -        (102,000)       (102,000)
        Payments to investee                                  (412,267)       (590,807)       (999,858)
                                                       ---------------- ---------------  --------------
            Net Cash Used by
               Investing Activities                         (4,633,550)     (1,126,201)     (5,972,689)
                                                       ---------------- ---------------  --------------
 FINANCING ACTIVITIES

        Bank overdraft                                               -           9,282               -
        Proceeds from related party payable                          -          25,000          35,400
        Repayment of related party payable                     (25,000)              -         (25,000)
        Proceeds from convertible debt                         691,000       2,130,200       5,068,961
        Exercise of common stock warrants                    3,000,000               -       3,000,000
        Proceeds from long term debt                                 -               -          71,860
        Repayment of long term debt                            (21,967)                        (23,101)
        Repayment of convertible debt                         (116,000)              -        (601,000)
        Sale of common stock                                 7,962,464               -       8,327,877
                                                       ---------------- ---------------  --------------
            Net Cash Provided by
                Financing Activities                        11,490,497       2,164,482      15,854,997
                                                       ---------------- ---------------  --------------

        NET CHANGE IN CASH AND CASH
              EQUIVALENTS                                    2,825,753          (2,133)      3,041,953

        CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD                                  216,200           2,133               -
                                                       ---------------- ---------------  --------------

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                $     3,041,953  $            -   $   3,041,953
                                                       ================ ===============  ==============

     See accompanying notes to condensed consolidated financial statements.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

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

     On July 14, 2009, the Company exchanged a majority of its' shares for all the outstanding shares of GMMT Merger, Inc., a company controlled by common stockholders. As a result of the exchange, the Company acquired companies owned by GMMT Merger, Inc. ("Trinity Solutions, Inc." and "Latitude Clean
     Tech Group, Inc.") that conduct businesses in wireless live-video technology and contaminated water remediation.

     On February 9, 2011, the Company, along with four other entities, formed a Nevada Limited Liability Company named Latitude Energy Services, LLC. This new entity plans to conduct operations in the water remediation business. The Company owns a seventy percent (70%) interest in Latitude Energy Services, LLC.

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc., Trinity Solutions, Inc., Latitude Resource Group, Inc., and GMMT Merger, Inc., and its two 70% owned subsidiaries, Latitude Energy Services, LLC and Latitude Worldwide, LLC (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the Company's 2010 Annual Report on Form 10-K.

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

     In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2011 and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to 2011 classifications. The results of operations for the nine months ended September 30, 2011 may not be indicative of results for the full year.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits and money market funds.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                  Furniture and fixtures          5 to 7 years
                  Computer equipment              5 years
                  Plants and equipment            5 to 7 years
                  Vehicles                        5 to 7 years
                  Software                        3 to 5 years

     The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     INTANGIBLE ASSETS

     In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $195,567 and $207,267 at September 30, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible assets was $11,700 and $11,033 for the nine months ended September 30, 2011 and 2010, respectively.

     LONG-LIVED ASSETS

     The Company's long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through September 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

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

     The Company's computation of basic and diluted loss per share for the nine months ended September 30, 2011 and 2010, respectively, excludes the following potentially dilutive securities because the effect of their inclusion would be anti-dilutive.

                              September 30, 2011          September 30, 2010
                              -------------------         -------------------

       Convertible debt                  374,961                   1,670,461
       Stock warrants                 22,399,389                   5,395,865
                              -------------------         -------------------
                                      22,774,350                   7,066,326
                              ===================         ===================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

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

     As of September 30, 2011, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the condensed consolidated statements of operations. The Company's tax returns for the years ended 2007 through 2010 are subject to examination by the federal and state tax authorities.

     The adoption of ASC 740 did not have an impact on the Company's financial position and results of operations.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


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

     COMPREHENSIVE INCOME

     ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2011 and December 31, 2010, the Company's accumulated other comprehensive loss of $10,824 and $8,784, respectively, is comprised of the accumulated foreign currency translation adjustments related to the Company's equity investment.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies the fair value method of ASC 718, "COMPENSATION - STOCK COMPENSATION", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sales of stock for purposes of valuing stock based compensation.

     COMMON STOCK PURCHASE WARRANTS

     The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 "DERIVATIVES AND HEDGING." The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, "COMPENSATION - STOCK COMPENSATION." Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

     The Company accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with ASC 505-50 "EQUITY BASED PAYMENTS TO NON-EMPLOYEES."

     NON-CONTROLLING INTEREST

     The Company accounts for its 70% interest in Latitude Energy Services, LLC in accordance with ASC 810, "CONSOLIDATION", and accordingly, the Company has presented noncontrolling interest as a component of equity on its condensed unaudited consolidated balance sheets and reports non-controlling interest loss under the heading "net loss attributable to noncontrolling interest" in the condensed unaudited consolidated statements of operations.

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     CONCENTRATION OF RISK (CONTINUED)

     As of September 30, 2011, the Company maintained its cash in four financial institutions. The Company's cash balance at September 30, 2011 exceeded the federally insured limits by $201,887. As of December 31, 2010, the Company's cash balance was fully insured. The Company has not experienced any losses in its bank accounts through September 30, 2011.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

     The accompanying September 30, 2010 financial statements have been restated to reflect debt discount on convertible debt and to correct the fair value of warrants and bonus shares issued pursuant to convertible debt and consulting fees. Management determined that the debt discount had been erroneously recorded as finance costs and that the Black Scholes calculation used to determine the fair value of the warrants contained a mathematical flaw.

     As a result of the aforementioned restatement, net loss for the three months ended September 30, 2010 was restated from $2,227,535 to $1,853,724 and loss per share - basic and diluted was restated from $0.09 to $0.07. Net loss for the nine months ended September 30, 2010 was restated from $4,669,399 to $3,176,539 and loss per share - basic and diluted was restated from $0.20 to $0.14.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 3- GOING CONCERN
---------------------

     The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit.

     The Company currently has no source of revenue and is incurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to finance the Company's operations through the issuance of equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing its plan.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - EQUITY INVESTMENT
--------------------------

     In July 2009 the Company acquired a 50% ownership interest in VideoLatitude Inc., (formerly known as 6709800 Canada Inc. and doing business as GpsLatitude) ("VideoLatitude"), a Canadian Company. The remaining 50% is owned by four Canadian citizens and a Canadian corporation. The Company accounts for this investment under the equity method of accounting. VideoLatitude is engaged in providing unique wireless live-video streaming technology and processes in Canada.

     The initial investment was valued at $975,000 based on the value of the 4,800,000 shares of stock issued upon acquisition. For purposes of determining the fair value of the consideration paid for this investment, the Company used $.20 per share since that was the most recent price received during 2009 for shares privately placed with investors. During the period, the Company recorded its proportionate share of the losses of the investee through September 30, 2011.

     The Company is committed to contribute unto VideoLatitude 40% of any funds raised from future issuances of equity or debt securities up to $1,000,000. The balance for amounts due to this affiliate as of September 30, 2011 and December 31, 2010 totaled $142 and $412,409, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     The  Company  has   calculated   the   components  of  the   Investment  in
     VideoLatitude as of September 30, 2011 to be as follows:


          Goodwill                                              $    1,050,781
          Net Liabilities assumed at July 31, 2009                     (75,781)
                                                                ---------------
                                                                       975,000

          Contributed capital, including $142 not paid as
          of September 30, 2011                                      1,163,233

          Estimated proportionate share in losses
          of investee, including foreign currency
          translation losses of $10,824                               (880,474)
                                                                ---------------

          Book Value                                            $    1,257,759
                                                                ===============


     VideoLatitude has a fiscal year end of January 31. The following is summarized unaudited financial information of VideoLatitude as of September 30, 2011 and for the eight month period then ended:

                                                   September 30, 2011
                                                  --------------------

              Balance Sheet:
                 Current assets                   $           114,930
                 Noncurrent assets                              7,675
                 Current liabilities                         (624,437)
                 Noncurrent liabilities                      (386,934)
                                                  --------------------
              Total Stockholders' Deficit         $         ( 888,766)
                                                  ====================


              Operating Results
                Operating expenses                $         ( 980,466)
                Revenue                                        44,143
                Interest expense                               (9,049)
                                                  --------------------
                Net loss                                     (945,372)
                                                  --------------------
                Loss on foreign exchange                       (7,521)
                                                  --------------------
                Comprehensive Loss                $         ( 952,893)
                                                  ====================

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 4 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     VideoLatitude's functional currency is the Canadian Dollar. VideoLatitude accounts for currency translation in accordance with ASC 830-10, "FOREIGN CURRENCY MATTERS." Income and expenses related to its operations are translated at weighted average exchange rates during the year. Assets and liabilities are translated to US dollars at the exchange rate in effect at the balance sheet date.

NOTE 5 - PREPAID LICENSING FEE
------------------------------

     Prepaid licensing fee represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of common stock valued at $.20 per share during December 2009. This amount will be amortized over the term of the licensing agreement, which is 15 years. The Company also has paid in advance for a license fee associated with the Enterprise Resource Program that the Company is in the process of implementing. The Company's balance of prepaid licensing fee on the balance sheet, net of accumulated amortization, was $120,234 and $93,333 at September 30, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible asset was $5,000 and $5,000 for the nine months ended September 30, 2011 and 2010.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:


                                              2011                 2010
                                       -------------------  -------------------

       Equipment                       $          218,984   $           35,752
       Furniture and fixtures                      78,147               11,421
       Plants under construction                4,224,124              345,076
       Vehicles                                   410,977                    -
                                       -------------------  -------------------
                                                4,932,232              392,249
       Less accumulated Depreciation               44,098                7,506
                                       -------------------  -------------------
                                       $        4,888,134   $          384,743
                                       ===================  ===================

     Plants under construction represent electro-precipitation units in assembly at the Company's contracted manufacturer in Colorado. These machines will either be utilized as demonstration units or leased to potential customers.

     The Company purchased vehicles costing $410,977 for a combination of notes payable, secured by the vehicles, of $278,947 and cash of $153,997. The Company makes monthly payments of $10,163 towards principal and interest on these notes.

     Depreciation expense for the nine months ended September 30, 2011 and 2010 was $36,592 and $14,413, respectively.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

     The Company has a liability to stockholders for expenses paid by them on the Company's behalf and advances received by the Company. The liability has a balance of $10,400 and $35,400 as of September 30, 2011 and December 31, 2010, respectively. These amounts are non-interest bearing and payable on demand.

     In January 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 6.

NOTE 8 - CONVERTIBLE DEBT
-------------------------

     At September 30, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $374,961 and $2,378,583, respectively, which was net of a discount of $0 and $409,428, respectively. These convertible notes matured at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. As of September 30, 2011 all of the outstanding debt had become due and was in default. Of the $374,961 of debt in default, $236,700 was converted into common stock subsequent to September 30, 2011 with no additional penalties related to the default. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.


NOTE 9- DEBT
------------

     Debt is comprised of third party financing arrangements for vehicles and capital leased lab equipment. The payment terms of the debt ranges from one to three years and bears interest rate ranging from 6.79% to 29.8%. The following table sets forth the composition of the debt at September 30, 2011 and December 31, 2010.


                                           2011                   2010
                                    -------------------    -------------------

         Vehicle loans              $          256,980     $                -
         Capital leases                         47,129                      -
                                    -------------------    -------------------
                                               304,109                      -
         Less: current portion                 128,704                      -
                                    -------------------    -------------------
                                    $          175,405     $                -
                                    ===================    ===================


     Future repayments of the debt are as follows:

                YEAR                             AMOUNT
         -------------------               --------------------
         2011                              $            35,319
         2012                                          148,550
         2013                                           89,798
         2014                                           30,441
         2015                                                -
                                           --------------------
                                           $           304,109

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 10- STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------

     COMMON STOCK

     For the nine months ended September 30, 2011, the Company issued common stock as follows:

     a) 850,000 shares for professional fees valued at $0.20 per share in January 2011.
     b) 978,700 bonus shares in connection with convertible debt valued at $0.20 per share in January 2011.
     c) 625,000 shares for professional fees valued at $0.50 per share in February 2011.
     d) 566,000 bonus shares in connection with convertible debt valued at $0.50 per share in March 2011.
     e) 1,036,964 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in March 2011.
     f) 1,360,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in March 2011.
     g) 150,000 shares for professional fees valued at $1.50 per share in April 2011.
     h) 259,537 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in April 2011.
     i) 8,375,998 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in April 2011.
     j) 35,000 shares for professional fees valued at $0.50 per share in April 2011.
     k) 440,753 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in May 2011.
     l) 415,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in May 2011.
     m) 332,574 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in June 2011.
     n) 2,100,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in June 2011.
     o) 1,440,000 shares for professional fees valued at $1.50 per share in June 2011.
     p) 2,250,000 shares to officers for services rendered valued at $1.97 per share in June 2011.
     q) 650,000 shares were retired in June 2011. These shares were originally issued to a third party consultant in July 2009, but it was determined that the individual did not perform the services underlying the payment of common stock and the shares were returned and retired.
     r) 475,000 shares for professional fees valued at $2.57 per share in July 2011.
     s) 300,000 shares related to employment agreements valued at $1.02 per share in July 2011.
     t) 1,235,000 shares for professional fees valued at $1.24 per share in August 2011.
     u) 150,500 shares related to employment agreements valued at $0.53 per share in August 2011.
     v) 842,082 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in August 2011.
     w) 812,500 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in July and August 2011.
     x) 3,000,000 shares for the exercise of 3,000,000 stock warrants with an exercise price of $1.00 per share in August 2011.
     y) 150,000 shares related to employment agreements valued at $0.80 per share in September 2011.
     z) 202,233 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in September 2011.

     At September 30, 2011 and December 31, 2010, respectively, the Company had a liability to issue stock of $1,144,009 and $239,133, respectively. The balance at September 30, 2011 is comprised of 705,982 shares valued at $1.62 per share (relative fair value) for cash received during the third quarter of 2011. The balance at December 31, 2010 is comprised of $170,739 of bonus shares to be issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 11 - STOCK PURCHASE WARRANTS
--------------------------------

     During the nine months ended September 30, 2011, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 8, upon conversion of outstanding notes and the issuance of stock for cash as discussed in Note 9 and for services rendered by consultants.

     A summary of the change in stock purchase warrants for the nine months ended September 30, 2011 is as follows:
                                                                  WEIGHTED
                                                      WEIGHTED    AVERAGE
                                        NUMBER OF     AVERAGE     REMAINING
                                        WARRANTS      EXERCISE    CONTRACTUAL
                                        OUTSTANDING   PRICE       LIFE (YEARS)
       ------------------------------   -----------   ----------  ------------
       Balance, December 31, 2010         7,411,772   $     1.25        3.63
       Warrants issued - 2011            17,987,617         1.26        4.54
       Warrants exercised - 2011         (3,000,000)        1.25           -
       ------------------------------   -----------   ----------  ------------
       Balance, September 30, 2011       22,399,389   $     1.26        3.97
                                        ===========   ==========  ============

     The balance of outstanding and exercisable common stock warrants at September 30, 2011 is as follows:

                                                                     Remaining
                                                                    Contractual
         Number of Warrants Outstanding      Exercise Price        Life (Years)
         -------------------------------     ----------------     --------------
                             22,064,389                $1.25              3.96
                                335,000                $3.00              4.96

     The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:

                                                             Nine Months Ended
                                                    September 30,          September 30,
                                                        2011                   2010
                                                  ------------------    -------------------
                                                                            (Restated)
        Risk free interest rate                     .24% - 1.13%           .37% - 1.14%

        Expected volatility                          210% - 223%           229% - 234%

        Expected term of stock warrant in years          2.5                   2.5

        Expected dividend yield                           0%                    0%

        Average value per option                    $0.16 - $3.50             $0.17

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 12 - COMMITMENTS
---------------------

     EMPLOYMENT AGREEMENT

     On January 1, 2011, the Company entered into a five year employment agreement to hire a Vice-President of Marketing to further develop the business interests of the Company. After the initial five year term, the employment shall automatically be extended on the same terms and conditions for successive one-year renewal periods, unless terminated by either party with ninety days prior notice.

     The marketing executive's minimum compensation in year one shall not be less than $96,000 per year. Annual salary reviews are required and compensation shall be increased annually by a percentage at least equal to the increase in the Consumer Price Index. The executive's compensation includes the issuance of 300,000 shares of the Company's common stock which were issued throughout the nine months ended September 30, 2011 for an aggregate value of $160,500.

     CONSULTING AGREEMENTS

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

     The consultant shall be paid 20% for all sales and 10% of any royalties during the term of the agreement. The Company shall pay the consultant $5,000 monthly commencing January 15, 2011 and thereafter for the duration of the agreement and shall issue to the consultant 300,000 shares of the Company's common stock as follows: (a) 150,000 shares upon execution of the agreement (b) 75,000 shares ninety days from the agreement date and (c) 75,000 shares one-hundred eighty days from the agreement date.

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

     On April 1, 2011, the Company entered into a one year consulting agreement for the purpose of obtaining professional services in the areas of corporate structure, strategic planning, and capital and business development and implementation. The agreement was amended on June 24, 2011. The amended agreement obligates the Company to issue 1,575,000 common shares and 1,575,000 warrants which entitles the consultant to purchase common shares for a five year at $1.25 per share. On June 20, 2011, the Company issued 1,440,000 shares at $1.50 per share, and recorded consulting fees expense of $2,160,000. On August 17, 2011 the Company issued the remaining 135,000 shares to the consultant at $2.02 per share, and recorded consulting expense of $272,700.

     On June 16, 2010, the Company entered into a one year agreement to obtain advisory and consulting services pertaining to business development, financing, and strategic planning matters. On May 2, 2011, the compensation portion of the agreement was amended. In accordance with the amended agreement, on July 19, 2011 the Company issued 900,000 shares to the consultant valued at $1,215,000.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 12 - COMMITMENTS (CONTINUED)
---------------------------------

     LEASE AGREEMENTS

     On February 9, 2011, the Company entered into a five year office and laboratory lease agreement in Colorado commencing June 1, 2011 through May 31, 2016 for aggregate rent of $102,226. The amount is to be paid monthly over the term of the lease term.

     Future minimum lease payments for this office space are as follows:

                      YEAR                     AMOUNT
                      ----                  -----------
                      2011                  $     4,625
                      2012                       19,040
                      2013                       19,992
                      2014                       20,991
                      2015                       22,041
                      Thereafter                  9,370
                                            -----------
                                            $    96,059

     In August, 2011, the Company entered into an office lease covering its new Boca Raton, Florida headquarters. The lease term is for three years commencing on September 1, 2011 and contains a three year renewal option. The estimated monthly rent including sales tax, but subject to change for the Company's allocated portion of the building's annual operating expense factor is as follows: (a) Year 1 - $10,163 (b) Year 2 - $10,995 (c) Year 3
     - $11,550.

     LICENSE AGREEMENT

     On February 15, 2011, the Company entered into a license agreement with Separatech Canada, Inc. for a term of five years. The license provides the Company with access to exclusive usage of specified patents to use, test, develop, package, promote, sell and provide license products exclusively in North America. The License provides for the Company to construct a testing plant for development of the licensed products. The Company paid license fees of $60,000 through March 31, 2011 and commencing in April 2011 and for the duration of the term of the agreement, the Company is obligated to pay $30,000 per month.

     Future minimum license fees are as follows:

                          YEAR                   AMOUNT
                         -----                -----------
                         2011                 $    90,000
                         2012                     360,000
                         2013                     360,000
                         2014                     360,000
                         2015                     360,000
                                              -----------
                                              $ 1,530,000

     INTELLECTUAL PROPERTY AGREEMENTS

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

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 13 - INCOME TAXES
----------------------

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the nine months ended September 30, 2011 and the year ended December 31, 2010 are as follows:

                                                                     2010
                                                    2011           Restated
                                                 -------------   --------------
            Tax benefit at U.S. statutory rate          34.00 %          34.00 %
            State taxes, net of federal benefit          3.63             3.63
            Change in valuation allowance              (37.63)          (37.63)
                                                 -------------   --------------
                                                            - %              - %
                                                 =============   ==============


     The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at September 30, 2011 and December 31, 2010 consisted of the following:


                                               September 30,        December 31,
            Deferred Tax Assets                    2011                2010
                                            -----------------    ---------------
                                                                    (Restated)
            Net Operating Loss
            Carryforward                    $     10,335,456     $    2,431,370
                                            -----------------    ---------------
            Total Non-current Deferred            10,335,456          2,431,370
            Tax Asset
            Non-current Deferred Tax
            Liabilities                           (2,074,026)          (350,640)
                                            -----------------    ---------------
            Net Non-current Deferred Tax           8,261,430          2,080,730
            Asset
            Valuation Allowance                   (8,261,430)        (2,080,730)

                                            -----------------    ---------------
            Total Net Deferred Tax Asset    $              -     $            -
                                            =================    ===============

     As of September 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of $27,466,002 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

     Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

            LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (FKA GMMT, INC.)
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (UNAUDITED)

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------
                                                                   Nine Months Ended
                                                                     September 30,
                                                             ---------------------------
                                                                 2011          2010
                                                             ------------- -------------
                                                                            (Restated)
     Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest                               $        344  $        275
                                                             ------------- -------------

     Changes in non-cash financing and investing activities:
        Contributions payable to GPS Latitude                $          -  $    630,681
                                                             ------------- -------------
        Vehicle and equipment additions from issuance of
             long term debt                                  $    326,076  $          -
                                                             ------------- -------------
        Common stock issued for intangible asset             $          -  $    120,000
                                                             ------------- -------------
        Common stock issued for notes payable                $    478,740  $    282,786
           (bonus shares)
                                                             ------------- -------------
        Common stock issued for conversion of notes
           payable and accrued interest                      $  3,114,144  $  1,208,346
                                                             ------------- -------------

NOTE 15 - GAIN ON SETTLEMENT OF ACCRUED EXPENSES
------------------------------------------------

     For the nine months ended September 30, 2011, the condensed consolidated statements of operations include a gain on settlement of accrued expenses of $150,000. This amount represents the balance that was owed to a consultant pertaining to services the Company received in connection with the year 2009 merger referred to in Note 1 to the condensed consolidated financial statements.

     In the first quarter of 2011, the Company settled the debt with said consultant resulting in the aforementioned gain of $150,000.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

     Management has evaluated the subsequent events through the date at which the financial statements were issued.

     In October 2011, the Company issued 266,089 shares of common stock for conversion of convertible debt and accrued interest.

     In October 2011, the Company issued 1,320,000 shares of common stock and 660,000 warrants for cash in exchange for $2,640,000 pursuant to a private placement offering.

     In October 2011, as a result of a shareholder vote the Company increased the number of authorized common shares from 100,000,000 to 250,000,000 shares.

     In October 2011, as a result of a shareholder vote the Company authorized the creation of 25,000,000 shares of preferred stock with a $0.001 par value.

     In October 2011, the Company added a seventh Board of Directors member. The Company also entered into agreements with each of the seven Board members to include in their compensation the issuance of 100,000 warrants each.

     In October 2011, the Company began a 30-day paid pilot test for the treatment of contaminated water.

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

6709800 Canada, Inc. dba GpsLatitude, the Company's equity investment, is the technology/software/hardware group, which provides wireless telemetry/live video streaming and security products for Mobile Assets, Public Security, Corporate and National Security applications. On October 1, 2011, the GpsLatitude began doing business as VideoLatitude. The Company has established a marketing strategic alliance with U.S. defense contractor, General Dynamics, as well as with Bell Canada to jointly market the Company's technologies. Additionally, the Royal Canadian Mounted Police (RCMP) is utilizing the Company's products.

Trinity Solutions, Inc., the Company's third subsidiary, was the Company's internal business marketing subsidiary which provided sales and marketing support to the other subsidiaries. The subsidiary is now dormant.

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

At November 17, 2011, we have $1,682,077 cash on hand. We have not generated any revenues to date. We account for our ownership in GpsLatitude as an equity investment recognizing gains and losses on that investment. If we are unable to begin to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2010

                                                    For the Three Months Ended                      Change
                                                          September 30,
                                                   2011                   2010                  $              %
                                           --------------------- ----------------------- ---------------- ------------
REVENUES                                   $                  -  $                    -  $             -           -%
COST OF REVENUES                                              -                       -                -           -
                                           --------------------- ----------------------- ---------------- ------------
GROSS PROFIT (LOSS)                                           -                       -                -           -
                                           --------------------- ----------------------- ---------------- ------------
OPERATING EXPENSES
    Consulting fees                                   1,634,430                 648,901          985,529      151.87%
    General and administrative                          721,888                 237,662          484,226      203.74%
    Legal and Accounting expense                         99,681                  39,654           60,027      151.37%
    License fees                                         75,947                       -           75,947         100%
    Rent expense                                         50,943                  19,073           31,870      167.09%
    Salaries expense                                    981,227                 233,648          747,579      319.95%
    Travel expense                                      162,376                 116,683           45,693       39.16%
                                           --------------------- ----------------------- ---------------- ------------

    Total expenses                                    3,726,492               1,295,621        2,430,871      187.62%
                                           --------------------- ----------------------- ---------------- ------------
LOSS FROM OPERATIONS                                 (3,726,492)             (1,295,621)       2,430,871      187.62%
                                           --------------------- ----------------------- ---------------- ------------

OTHER EXPENSES
     Finance costs                                     (170,545)               (304,189)        (133,644)      (43.93%)
     Interest expense                                   (51,532)                (32,426)          19,106        58.92%
     Interest income                                        951                       -              951          100%
     Equity in losses to investee                      (132,540)               (221,488)         (88,948)      (40.15%)
                                           --------------------- ----------------------- ---------------- ------------
    Total other expense                                (353,666)               (558,103)        (204,437)      (60.14%)
                                           --------------------- ----------------------- ---------------- ------------
NET LOSS                                             (4,080,158)             (1,853,724)      (2,226,434)     (120.21%)

Net Loss Contributable to non-
controlling interest                                    114,130                       -          114,130          100%
                                           --------------------- ----------------------- ---------------- ------------

NET LOSS ATTRIBUTABLE TO
LATITUDE SOLUTIONS, INC.                             (3,966,028)             (1,853,724)      (2,112,304)      113.94%
                                           --------------------- ----------------------- ---------------- ------------

LOSS PER SHARE ATTRIBUTABLE TO
LATITUDE SOLUTIONS, INC.                   $              (0.07) $                (0.07) $             -            -

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                    53,060,301              25,452,910

REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the three months ended September 30, 2011 and 2010. During the year ended December 31, 2010, the Company had completed construction of its equipment sets with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, the Company expects to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2011 were $3,726,492 as compared to $1,295,621 for the three months ended September 30, 2010, an increase of $2,430,871 or 187.62%. The increase was primarily caused by an increase of $985,529 increase in consulting fees, an increase of $484,226 in general and administrative expenses and an increase of $747,579 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $45,694 which resulted from our proof of concept customer demonstrations.

INTEREST EXPENSE

Interest expense was $51,532 for the three months ended September 30, 2011 as compared to $32,426 for the three months ended September 30, 2010, an increase of $19,106 or 58.92%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the three months ended September 30, 2011, the Company recognized a net loss of $3,966,028 compared to $1,853,724 for the three months ended September 30, 2010. The Company's net loss increased $2,112,304 during the three months ended September 30, 2011 when compared to the three months ended September 30,
2010. The primary reasons for this increase was an increase in operating expenses of $2,430,871 and an increase of $114,130 in loss contributable to non-controlling interest offset by a decrease in finance costs of $133,645 caused by the decrease in debt financing.










                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2010

                                                   For the Nine Months Ended
                                                         September 30,                             Change
                                                  2011                   2010                  $              %
                                          --------------------- ----------------------- ---------------- -------------
REVENUES                                  $                  -  $                    -  $             -            -%
COST OF REVENUES                                             -                       -                -            -
                                          --------------------- ----------------------- ---------------- -------------
GROSS PROFIT (LOSS)                                          -                       -                -            -
                                          --------------------- ----------------------- ---------------- -------------
OPERATING EXPENSES
    Consulting fees                                 15,302,520                 931,650       14,370,870     1,542.51%
    General and administrative                       1,519,287                 399,561        1,119,726       280.23%
    Legal and accounting expense                       244,841                 119,860          124,981       104.27%
    License fees                                       215,947                       -          215,947          100%
    Rent expense                                       106,324                  44,408           61,916       139.42%
    Salaries expense                                 2,104,776                 450,198        1,654,578       367.52%
    Travel expense                                     403,365                 179,660          223,705       124.51%
                                          --------------------- ----------------------- ---------------- -------------

    Total expenses                                  19,897,060               2,125,337       17,771,683       836.16%
                                          --------------------- ----------------------- ---------------- -------------
LOSS FROM OPERATIONS                               (19,897,060)             (2,125,337)      17,771,683       836.16%
                                          --------------------- ----------------------- ---------------- -------------

OTHER EXPENSES
     Finance costs                                    (984,795)               (639,340)         345,454        54.03%
     Gain on settlement of accrued
        expenses                                       150,000                       -          150,000          100%
     Interest expense                                 (114,918)                (82,988)          31,930        38.46%
     Interest income                                     1,887                       -            1,887          100%
     Equity in losses to investee                     (515,555)               (328,874)         186,681        56.76%
                                          --------------------- ----------------------- ---------------- -------------
    Total other expense                             (1,463,381)             (1,051,202)         412,179        39.21%
                                          --------------------- ----------------------- ---------------- -------------
NET LOSS                                           (21,360,441)             (3,176,539)     (18,183,902)     (572.02%)
Net Loss Contributable to non-
     controlling interest                              222,859                       -          222,859          100%
                                          --------------------- ----------------------- ---------------- -------------

NET LOSS ATTRIBUTABLE TO
LATITUDE SOLUTIONS, INC.                           (21,137,582)             (3,176,539)     (17,961,043)      565.43%
                                          --------------------- ----------------------- ---------------- -------------

LOSS PER SHARE ATTRIBUTABLE TO
LATITUDE SOLUTIONS, INC.                  $              (0.50) $                (0.14) $          0.36       257.14%

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED                                   41,956,264              22,844,420


REVENUES

The Company did not recognize any revenue from its operations other then GPS Latitude during the nine months ended September 30, 2011 and 2010. During the year ended December 31, 2010, the Company had completed construction of its equipment sets with a capacity to treat 200 gallons per minute. While currently being used for demonstrations, the Company expects to utilize this facility to initiate the generation of revenues during the year ended December 31, 2011.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2011 were $19,897,060 as compared to $2,125,337 for the nine months ended September 30, 2010, an increase of $17,771,683 or 836.18%. The increase was primarily caused by an increase of $14,370,870 increase in consulting fees, an increase of $1,119,726 in general and administrative expenses, an increase of $1,654,578 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in travel related expenses of $223,705 which resulted from our proof of concept customer demonstrations.

During the nine months ended September 30, 2011, we incurred consulting expenses of $15,302,520, which were paid to consultants for services, such as business development, for services to the Company (such as officers and directors) and services relating to product development. The consulting expenses incurred during the nine months ended September 30, 2011, were paid using cash and/or equity. During the nine months ended September 30, 2011, the $15,302,520 in consulting expenses consisted of 7,125,000 shares of common stock valued at $9,414,707 and warrants exercisable for 2,480,000 shares of the common stock valued at $4,342,274. We intend to continue to use shares of our common stock and warrants as a way to compensate for consulting services in the future and we anticipate that such consulting fees will continue to be a significant portion of our operating expenses.

INTEREST EXPENSE

Interest expense was $114,918 for the nine months ended September 30, 2011 as compared to $82,988 for the nine months ended September 30, 2010, an increase of $31,930 or 38.46%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the nine months ended September 30, 2011, the Company recognized a net loss of $21,137,582 compared to $3,176,539 for the nine months ended September 30, 2010. The Company's net loss increased $17,961,043 during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. The primary reasons for this increase was an increase in operating expenses of $17,771,683, plus an increase in finance costs of $345,455 caused by the increase in debt financing and increase of $222,859 in losses recognized from our investee. The Company during the nine months ended September 30, 2011 recognized a non-recurring gain on the settlement of accrued expense of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had total current assets of $3,271,099, consisting of $3,041,953 in cash on hand and $229,146 in prepaid expenses. At September 30, 2011, the Company had total current liabilities of $3,775,120, consisting of $2,116,904 in accounts payable and accrued liabilities, $142 due to investee, $10,400 related party payable, promissory notes of $128,704 convertible debt of $374,961 and a liability to issue common stock of $1,144,009. At September 30, 2011, the Company has a working capital deficit of $504,021.

Net cash used in operating activities was $4,031,194 for the nine months ended September 30, 2011, compared to $1,040,414 for the nine months ended September 30, 2010. This increase in cash used relates to the significantly higher cash expenses during the nine months ended September 30, 2011 due to an increase in operating activities including an increase in consulting and travel expenses as the Company has built its equipment sets and has started testing them. During the nine months ended September 30, 2011, net losses of $21,360,441 were offset by non-cash items of $984,795 in financing costs, $9,414,706 in common stock for services, $4,342,274 in warrants issued for services, $53,198 in depreciation and amortization expense and $515,555 in equity loss in the GPS Latitude investment.

The Company's net cash used in investing activities was $4,633,550 for the nine months ended September 30, 2011 compared to net cash used in investing activities of $1,126,201 for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, the Company invested $4,213,812 in plant and equipment and made payments of $412,267 to its investment.

The Company's net cash provided by financing activities was $11,490,497 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $2,164,482 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company received $7,962,464 in proceeds from the issuance of shares of common stock, $3,000,000 from the exercise of common stock warrants and $691,000 in proceeds from the issuance of convertible debt. During the nine months ended September 30, 2011, the Company made a payment of $116,000 on outstanding convertible debt, payments of $21,967 on long term debt and a payment of $25,000 on related party payable.

At September 30, 2011 and December 31, 2010, the Company had convertible notes payable outstanding of $374,961 and $2,378,583, respectively, which was net of a discount of $0 and $409,428, respectively. These convertible notes matured at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 per share. As of September 30, 2011 all of the outstanding debt had become due and was in default. Of the $374,961 of debt in default, $236,700 was converted into common stock subsequent to September 30, 2011 with no additional penalties related to the default. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

The Company's Long Term Debt is comprised of third party financing arrangements for vehicles and capital leased lab equipment. The payment terms of the debt ranges from one to three years and bears interest rate ranging from 6.79% to 29.8%.

NEED FOR ADDITIONAL FINANCING

The Company anticipates the need for an additional $6 to $10 million in financing over the next twelve months in order to fund the building of additional equipment sets which is marketed under the Companies trade mark brand named Integrated Water Systems(TM). Management is currently exploring several financing alternatives including both debt and equity financing. However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

CRITICAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                  Furniture and fixtures             5 to 7 years
                  Computer equipment                 5 years
                  Plants and Equipment               5 to 7 years
                  Vehicles                           5 to 7 years
                  Software                           3 to 5 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retires or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS

In accordance with FASB ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $195,567 and $207,267 at September 30, 2011 and December 31, 2010, respectively. Amortization expense related to the intangible assets was $11,700 and $11,033 for the nine months ended September 30, 2011 and 2010, respectively. Amortization expenses related to intangible assets is expected to be approximately $14,800 each year for 2011 through 2025.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.














                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

NONE.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

During the period of July 1, 2011 through September 30, 2011, the Company issued the following unregistered securities.

            DATE OF SALE              TITLE OF SECURITIES   NO. OF SHARES         CONSIDERATION            CLASS OF PURCHASER
------------------------------------- -------------------- ----------------- ------------------------ -----------------------------
             July 2011                   Common Stock          475,000       $1,220,750 in services       Business Associates

                                                                              $306,000 in services
             July 2011                   Common Stock          300,000       pursuant to Employment        Business Associate
                                                                                   Agreements

            August 2011                  Common Stock         1,235,000      $1,531,400 in services       Business Associates

                                                                               $79,765 in services
            August 2011                  Common Stock          150,500       pursuant to Employment       Business Associates
                                                                                   Agreements

            August 2011                  Common Stock          842,082            Conversion of           Business Associates
                                                                                Promissory Notes

            August 2011                  Common Stock          812,500              $406,250              Business Associates

            August 2011                    Warrants            812,500              $406,250              Business Associates

            August 2011                  Common Stock         3,000,000        Exercise of Warrant        Business Associates

                                                                              $120,000 in services
           September 2011                Common Stock          150,000       pursuant to Employment       Business Associates
                                                                                   Agreements

           September 2011                Common Stock          202,233         Conversion of Debt         Business Associates

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

101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (1)
-----------------

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





                                         LATITUDE SOLUTIONS, INC.
                             ---------------------------------------------------
                                               (REGISTRANT)



Dated:   November 21, 2011   By: /s/Harvey N. Kaye
                             ---------------------------------------------------
                             Harvey N. Kaye (Principal Executive Officer,
                             President and Chief Executive Officer)




Dated:   November 21, 2011   By: /s/Matthew J. Cohen
                             ---------------------------------------------------
                             Matthew J. Cohen, (Chief Financial Officer/
                             Principal Accounting Officer/Secretary / Treasurer)