Form 10-K
period 2011-12-31
Latitude Solutions, Inc.
filed 2012-04-16
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2011

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                               26-1284382
-------------------------------                             --------------------
 State or other jurisdiction                                  I.R.S. Employer
     of incorporation or                                     Identification No.
         organization

                       2595 NW Boca Raton Blvd., Suite 100
                              Boca Raton, FL 33431
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (561) 417-0644

           Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each
                                                             exchange on which
Title of each class registered                                   registered
-------------------------------                             --------------------
        Not Applicable                                         Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                    ----------------------------------------
                                (Title of class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes |X| No |_|

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

---------------------------- -----------  --------------------------- ----------
Large accelerated filer        [___]      Accelerated filer               [___]
---------------------------- -----------  --------------------------- ----------
---------------------------- -----------  --------------------------- ----------
Non-accelerated filer          [___]      Smaller reporting company       [_X_]
(Do not check if a smaller
 reporting company)
---------------------------- -----------  --------------------------- ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (47,399,577 shares) of the registrant as of April 12, 2012 was $57,353,488, based upon an average of the closing bid and ask of $1.21.

There were 61,118,548 shares outstanding of the registrant's Common Stock as of April 12, 2012.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1       Business                                                         4
ITEM 1 A.    Risk Factors                                                    12
ITEM 1 B.    Unresolved Staff Comments                                       18
ITEM 2       Properties                                                      18
ITEM 3       Legal Proceedings                                               19
ITEM 4       Mine Safety Disclosures                                         19

                                     PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder      19
              Matters and Issuer Purchases of Equity Securities
ITEM 6       Selected Financial Data                                         22
ITEM 7       Management's Discussion and Analysis of Financial Condition     22
              and Results of Operations
ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk      28
ITEM 8       Financial Statements and Supplementary Data                     29
ITEM 9       Changes in and Disagreements with Accountants on Accounting     30
              and Financial Disclosure
ITEM 9A      Controls and Procedures                                         30
ITEM 9B      Other Information                                               31

                                    PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance         31
ITEM 11      Executive Compensation                                          38
ITEM 12      Security Ownership of Certain Beneficial Owners and Management  43
              and Related Stockholder Matters
ITEM 13      Certain Relationships and Related Transactions, and Director    45
              Independence
ITEM 14      Principal Accounting Fees and Services                          45

                                     PART IV

ITEM 15      Exhibits, Financial Statement Schedules                         46

SIGNATURES                                                                   48

                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO LATITUDE SOLUTIONS, INC. ("LSI" or "We" or "Company" or "us") pLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE LSI'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ABILITY OF LSI'S TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; LSI'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS DOCUMENT OR IN OTHER OF LSI'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. LSI IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."

                                     PART I

ITEM 1.  BUSINESS
-----------------

HISTORY

Latitude Solutions, Inc. (hereafter "LSI" or "We" or "Company" or "us") was originally incorporated in the State of Idaho on June 10, 1983 to acquire and develop mineral claims located in the Miller Mountain Mining District near Idaho City, Idaho. Because we did not have the necessary funds to maintain the claims and continue to pay the necessary assessment fees related to the claims, the claims were abandoned in 1997 and written off. In March 2007, we changed our corporate domicile from the State of Idaho to the State of Nevada by effecting a change of domicile merger with a Nevada corporation named Genex Biopharma, Inc. that was created in October 2005. We then changed the name of the surviving Nevada corporation to GMMT, Inc.

On March 24, 2009, we entered into agreements to acquire 6709800 Canada, Inc. dba GpsLatitude, Trinity Solutions, Inc. and Latitude Clean Tech Group, Inc. through our wholly-owned subsidiary, GMMT Acquisitions, Inc. ("GMMT Acquisitions") Under the terms of the agreements, GMMT Merger, Inc. ("GMMT Merger") acquired 50% of the issued and outstanding shares of 6709800 Canada dba GpsLatitude and 100% of all the stock in both, Trinity Solutions, Inc. and Latitude Clean Tech Group, Inc. GMMT Acquisitions then merged with and into GMMT Merger, with GMMT Merger, Inc. being the surviving corporate entity. In consideration for the acquisitions, we issued to the stockholders of GMMT Merger
19.5  million  shares of common  stock,  post-split  to reflect  the 1 share for
23.1975 shares basis that we affected prior to the closing of the transaction. Upon completion of the acquisitions in July 2009, we changed our corporate name to Latitude Solutions, Inc.

We specialize in the development and deployment of water remediation technologies through our equipment sets, specifically our proprietary Integrated Water SystemsTM ("IWS") treatment processes, which include and use our Electro PrecipitationTM technology ("EP Technology").

We operate through two subsidiaries which provide products, processes and solutions for contaminated water applications. Our proprietary clean water EP Technology and the Integrated Water SystemsTM technology are administered by our wholly owned subsidiary, Latitude Clean Tech Group, Inc. All of our tangible and intangible assets are owned by Latitude Solutions, Inc. Our subsidiary, Latitude Energy Services, LLC, a Florida limited liability company, provides marketing, operation and service to those industries in need of such services. We have focused our efforts in the oil and gas industry to date.

The corporate structure is as follows:

                                                      LATITUDE SOLUTIONS, INC.
                                                       (A Nevada Corporation)
                                                  Jeffrey A. Wohler, -CEO, Director
                                                    Matthew Cohen, CFO, Director
----------------------------------------------------------------------------------------------------------------------------------
                  !                                              !                                               !
                  !                                              !                                               !
     LATITUDE ENERGY SERVICES, LLC.                       LSI SOLUTION, C.V.                      LATITUDE CLEAN TECH GROUP, INC.
  (A Florida Limited Liability Company -            (A Dutch Limited Partnership)                     (A Florida Corporation)
       100% owned subsidiary of                  99% owned by Latitude Solutions, Inc.     <------- (Wholly-owned subsidiary of
       Latitude Solutions, Inc.)              1% owned by Latitude Clean Tech Group, Inc.            Latitude Solutions, Inc.)
Jeffrey A. Wohler & Matthew Cohen, Managers           /                  \                          William Gilmore, President,
                                                     /                    \                             Matthew J. Cohen, CFO
                                                    /                      \
                         LSI WATER SOLUTIONS, B.V.                       LATITUDE WORLDWIDE, B.V.
                    (A Dutch Limited Liability Company-             (A Dutch Limited Liability Company-
                         100% owned subsidiary of                        100% owned subsidiary of
                            LSI Solution, C.V.)                             LSI Solution, C.V.)

LATITUDE ENERGY SERVICES, LLC ("LES" OR "LATITUDE ENERGY SERVICES") On February 3, 2012, the Company converted the Latitude Energy Services, LLC, which had been dissolved in the State of Nevada, into and organized a new limited liability company in the State of Florida called Latitude Energy Services, LLC. The
Company owns 100% of the outstanding equity and Messrs. Jeffrey Wohler and Matthew Cohen, officers and directors of the Company, are the managing members.

Latitude Energy Services provides water remediation services to the oil, gas and energy industries worldwide, utilizing innovative and patented technologies developed by the Company. In light of the increasing issues related to industrial produced water pollution LES has expanded into providing services to these industries. LES markets, owns and operates the remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology and to maximize financial benefits to the Company.

LES will service clients in all aspects of the oil, gas and energy industries including but not limited to oil and gas drilling and production operations, refining and associated processing operations, synthetic crude production operations and associated tailing or storage sites, pipeline and distribution operations and other associated operations, such Hydraulic Fracturing of oil and gas shale beds.

LES is developing opportunities relating to the remediation of the large volumes of contaminated water resulting from the use of hydraulic fracturing process in various shale deposits particularly the Barnett Shale in Texas and the Marcellus shale located in New York, Pennsylvania and Ohio.

LATITUDE CLEAN TECH GROUP, INC. ("LCTG" OR "LATITUDE CLEAN TECH GROUP") manages the core technology and the adaptation of the core technology for specific field applications and supports all of our operating divisions, agency arrangements, joint ventures and associated contracts. LCTG administers our intellectual property ("IP") and is responsible for the continued maintenance and expansion of the Company's IP portfolio as well as the continuing development and advancement of the technologies. It also provides operational economics information as well as technology and logistics support in moving potential contracts through the sales pipeline for the other operating subsidiary.

LSI SOLUTION, C.V.

An Association Agreement was created to form a Dutch Limited Partnership under the laws of the Netherlands, effective September 18, 2011. The partners of this Dutch Limited Partnership are Latitude Clean Tech Group, Inc., the General Partner (1% ownership) and Latitude Solutions, Inc., the Limited Partner (99% ownership).The business of the partnership shall be conducted under the name of LSI Solution, C.V. The Partnership has its registered office in Rotterdam, the Netherlands. In addition, the Partnership shall conduct its business and have a permanent office address at Bermuda.

The partnership was created in order to allow LSI to begin efforts to market and distribute its technologies in international markets.

LSI WATER SOLUTIONS, B.V. ("LSI WATER SOLUTIONS")

LSI Water Solutions, B.V., a private Limited Liability Company, incorporated under the laws of the Netherlands, with corporate seat in Amsterdam, the Netherlands. LSI Water Solutions outstanding capital is own solely by LSI Solution, C.V. The managing directors of LSI Water Solutions, B.V. are Matthew
J. Cohen and Rutger Herman Willem Funnekotter.

LSI Water Solutions was organized to market and distribute the Company's technologies to the international market.

LATITUDE WORLDWIDE B.V. ("LATITUDE WORLDWIDE")

Latitude Worldwide, B.V., a private limited liability company incorporated under the laws of the Netherlands, with corporate seat in Amsterdam, the Netherlands. All of the outstanding capital of Latitude Worldwide is held by LSI Solution, C.V. The managing directors of Latitude Worldwide are Matthew J. Cohen and Rutger Herman Willem Funnekotter.

Latitude Worldwide was organized to market and distribute the Company's technologies to the international market.

FORMER SUBSIDIARIES

During the year ended December 31, 2011, the Company had the following subsidiaries, which as a result of corporate restructuring, subsequent to year end, are either in the process of being administratively dissolved or have been sold.

6709800 CANADA, INC. OPERATING AS GPSLATITUDE NKA VIDEOLATITUDE

On March 24, 2009, we entered into an agreement to acquire 6709800 Canada, Inc. dba GpsLatitude. Under the terms of the agreements, GMMT Merger, Inc. ("GMMT Merger") acquired 50% of the issued and outstanding shares of 6709800 Canada dba GMMT Acquisitions then merged with and into GMMT Merger, with GMMT Merger, Inc. being the surviving corporate entity. GpsLatitude provides unique wireless/live video streaming security products to mobile assets and people. In 2011, GpsLatitude changed its name to VideoLatitude.

In December 2011, the Company reached an agreement with the management of VideoLatitude, in which VideoLatitutde's management would reacquire the Company's interest in VideoLatitude. As a result of this agreement, the Company recorded an impairment charge associated with the sale equal to the recorded cost basis less the value of the payment to be received in the sale. The amount received by the Company, in February 2012, was $225,000. During the year ended December 31, 2011, the Company recognized $675,285 in losses associated with the investment in VideoLatitude. After taking into consideration the losses in the investment, the Company recorded an impairment charge $873,029 in the year ended December 31, 2011, resulting in the net recorded value of the investment of $225,000.

LATITUDE MARITIME SOLUTIONS' ("LMS") was started to provide water remediation services to the maritime and related industries. The Company's technologies can be used to treat both Bilge Water and Ballast Water and for the removal of invasive species. LMS is now in the process of being administratively dissolved.

LATITUDE INDUSTRIAL WATER SOLUTIONS, INC. ("LIWS") is focused on remediating water in the mining and industrial wastewater industries including; acid mine drainage, operational mineral mines (gold copper, uranium, etc.), food processing, agricultural and municipal wastewater. At the time of this filing, LIWS has not entered into any contracts or agreements for their services in this industry. Latitude Industrial Water Solutions, Inc. is now in the process of being administratively dissolved.

TRINITY SOLUTIONS, INC. Trinity Solutions, Inc. was originally intended to be our internal business marketing subsidiary, which would provide sales and marketing support to our other subsidiaries. Trinity Solutions is now a dormant subsidiary. Trinity Solutions, Inc. is now in the process of being administratively dissolved.

OUR PRODUCTS AND STRATEGY

Latitude Clean Tech Group's proprietary Electrolytic Precipitation (EP)(TM) technology provides a cost effective, efficient and environmentally sound means of treating large amounts of contaminated water resulting from oil and gas extraction projects worldwide. The Company has the exclusive worldwide license for a proprietary EP technology which has proven to be highly scalable into large industrial applications as well as smaller special use operations. Further, the Company has filed a U.S. provisional patent application reflecting recent new technology breakthroughs. The technology can provide high pollutant removal efficiencies of a wide variety of both organic and inorganic pollutants from water. The Company's technology requires a small footprint and is configured for mobile capability.

Latitude Energy Services is initially focusing its sales and marketing efforts for the Electrolytic Precipitation technology service on government and large corporate clients. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues, there is a growing market for the Company's technologies, both domestically and possibly internationally.

SALES AND MARKETING AGREEMENTS

MANUFACTURING SERVICES AGREEMENT WITH JABIL CIRCUITS, INC.

On May 20, 2011, we entered into a 5-year exclusive Manufacturing Services Agreement with Jabil Circuit, Inc. (Jabil) wherein Jabil, a global manufacturing services provider will exclusively manufacture the remediation/processing units utilizing LSI's EP Technology and the other Integrated Water Systems technologies, with certain carve-outs for research and development.

Jabil will manufacture, build, test, package, ship and warranty our equipment sets for deployment.

The Manufacturing Services Agreement has a term of 5 years, unless mutually terminated. The pricing of the manufacturing of the units is to be based upon the quotes to be provided by Jabil upon request for product from us. The quotes are to be based upon a standard purchasing cost and include assembly and test labor costs.

Concurrent to entering into the Manufacturing Services Agreement, we entered into a Design Services Agreement with Jabil that provides for Jabil to engage and provide design services in connection with the manufacturing of the equipment sets.

At December 31, 2011, twelve equipment sets have had been built.

AGENCY AGREEMENT WITH WATER THE WORLD

On July 1, 2011, we entered into an Agency Agreement with Water the World, a Delaware limited liability company. As part of the Agency Agreement, Water the World has agreed to act as our non-exclusive supplier's agent for sales, representation and distribution of its products. The Agency Agreement has a term of 5 years from the effective date unless terminated earlier pursuant to certain non-performance provisions with written notice of discontinuance. The Agency Agreement provides for a 12.5% monthly royalty to be paid to Water the World based upon gross revenue. The annual royalty is based upon the following rates:

                  GROSS REVENUES                  %
                  --------------               -------
                  $ 5,000,000 annually          15.0%
                  $10,000,000 annually          17.5%
                  $25,000,000 annually          20.0%

NOT-FOR-PROFIT FOUNDATION WATER THE WORLD

On August 15, 2011, we and Philanthropist John Paul DeJoria, a director of the Company, formed a 501(c)3 Not-for-Profit Foundation named Water the World with LSI ("the Foundation"). The foundation and its associated agents will utilize our EP Technology and water remediation technologies in third world countries. We will provide the Foundation with the related technologies and water remediation equipment sets at a cost equal to the costs incurred by us in the acquisition of the technologies and the equipment sets. Further, by utilizing our technology in a scaled-down version, the foundation intends to provide sanitation and potable water solutions to those areas where such technologies are not accessible or affordable.

LICENSE AGREEMENT WITH SEPARATECH CANADA, INC.

On February 15, 2011, LSI entered into a License Agreement ("the Separatech License") with Separatech Canada, Inc. ("Separatech.") The License provided for the Company to construct a Pilot Plant for development of the licensed products. On September 15, 2011, the Company terminated the agreement with no further liability.

LICENSE AGREEMENT WITH CRUCIBLE ENTERPRISES, LTD.

On November 8, 2010, LCTG entered into an Agent Agreement with Crucible Enterprises, Ltd. As part of the Agent Agreement, Crucible Enterprises has agreed to act as LCTG's non-exclusive supplier's agent for sales, representation and distribution of its products. The Agent Agreement has a term of one year and was not renewed in November 2011.

TARGET MARKETS/INDUSTRY APPLICATIONS

OIL & GAS INDUSTRY: This industry is one of the largest users of water resources in United States. Currently available treatment options are volume limited and/or cost prohibitive. Wastewater is now strictly controlled in all states and quality requirements for discharge are severe. Injection of wastewater in deep disposal wells is now being regulated and/or eliminated in numerous states. Most oil and gas wastewater and the solids contained therein are considered hazardous waste by the EPA. One major activity in the oil & gas industry is the use of hydraulic fracturing to increase the production of oil & gas from well sites, in what are known as shale oil or shale gas sites. The water resulting from these operations is highly contaminated. The industry drivers are requiring that contaminated water from such activities must in the near future develop the ability to reuse flow back/produce water for new makeup water for hydraulic fracturing operations.

Oil & Gas Industry Drivers Affecting the Business include:

     o The oil and gas industry is under extreme pressure to minimize the impact it is having on water resources in its areas of operation.
     o Fresh water supplies are under extreme pressure in certain geographic areas and the industry's access to them is now or soon will be limited.
     o If wastewater streams including produced water, frac flowback water, etc. could be used to reduce new water consumption needs, access to new and greater new supplies could be minimized.

REGULATORY ENVIRONMENT - the oil and gas industry is faced with increasingly stringent regulation in relation to water usage and wastewater treatment. The EPA, as well as the public, is becoming aware of industry use of water and the disposal of wastewater and its potential impact. The EPA, as well as state regulatory agencies, are initiating more stringent regulations relating to water quality and disposal or treatment methodologies on a regular basis.

MINING AND OTHER INDUSTRY FOCUS: Water-pollution problems caused by mining include acid mine drainage, metal contamination, and increased sediment levels in streams. Sources can include active or abandoned surface and underground mines, processing plants, waste-disposal areas, haulage roads, or tailing ponds. The EPA and various state regulatory agencies are enforcing new regulations against non-compliant mining companies. The increasing focus of regulatory agencies creates a need for the mining, agricultural, food processing and other industrial operations with water contamination issues to remain in compliance, which our technologies can enable.

COMPETITION

Our most direct competition includes Halliburton and their CleanWave Water Treatment System that utilizes the original electro coagulation technology and is claimed to be fully automated and self-cleaning. Other companies, including Powell Water Recovery and H2O Technologies, also incorporate electro coagulation technology into their treatment systems to remove contaminants. Companies including BLU Energy Solutions and Ecosphere provide water remediation solutions to potential clients of LSI's subsidiaries. These companies and their technologies compete with us in one or multiple industries in which we market our technology.

We have not been able to identify a competitor that can provide removal rates on the range of contaminants, including suspended and colloidal solids, which the Company's proprietary EP Technology has demonstrated through independent, third party analysis and have the ability to be scalable to any size and mobile. Independent laboratory testing has shown that the technology also reduces heavy metals, radioactive isotopes and eliminates 99+% of microorganisms including bacteria and algae. The competitive advantages of our technology include: the low cost of operation, the ability to be scaled for a wide range of applications, the ability to be customized based on the constituents in the waste stream and the ability to be integrated with other technologies to form highly efficient treatment systems.

Energy companies and their service providers use many different methods and approaches in dealing with various types of oily waters resulting from oil and natural gas drilling and production operations. The primary method of disposing of these waters throughout the United States is to truck them to permitted injection wells. In some locations, regulations have been enacted that decrease or prevent this methodology due to potential environmental consequences. This tends to cause a loss in profits for the oil and gas companies not only from the cost of trucking and disposal, but because the water no longer has potential for reuse.

We have identified specific equipment competitors with electro coagulation capabilities, as listed below.

     o Powell Water Recovery provides both oil-water separation and remediation water services on site in our target markets, therefore competing directly with us. In addition, Powell also has developed systems that are trailer mounted and have been optimized to work on-site.

     o Ecosphere Technologies, Inc. also provides water remediation services to the oil gas industry. Their processes also provide for remediation of contaminated water from hydraulic fracturing, but with chemicals, ozone and other components.

     o Watervision, Inc. claims to remove heavy metals, colloidal solids and particulates, soluble inorganic pollutants, and bacteria using their "Thincell" technology and services the oil and gas industry.

     o Ridgeline Energy Services claims that it can reduce dissolved solids, chlorides, heavy metals, and other contaminants using multiple processes including: electro coagulation and evaporation and services the oil and gas industry.

     o Universal Systems, Inc. claims to removal heavy metals, suspended and colloidal solids, bacteria, etc. using a combination of electro coagulation and chemicals and services the oil and gas industry.

     o EARTH claims to remove complex organics, bacteria, suspended colloids and heavy metals using various electro coagulation units designed to operate in the oil and gas industry.

     o Watertechtonics claims to reduce TSS, turbidity, heavy metals, oil and grease, etc. utilizing their electro coagulation units with web-based remote monitoring capabilities and services the oil and gas industry.

Our technology has the ability to treat flowback and produced water at the well site or in centralized facilities and recycle these waters for reuse in future operations, including hydraulic fracturing. We believe that our pricing structure, combined with the mobility of our solution, and the ability to recycle and reuse large volumes of water provides a viable alternative to current methods.

RESEARCH AND DEVELOPMENT

All research and development costs are charged to results of operations as incurred. These expenses relate to salaries, consulting fees and other expenses related to the development of technology that allows for the remediation of water to be recycled and/or reused. During the year ended December 31, 2011, the Company incurred research and development expenses of $675,451. Similar costs were insignificant for the years ended December 31, 2010 and 2009.

In connection with the proprietary technology of Latitude Clean Tech Group, the Company holds a patent application and trademarks, as discussed below.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2011, the Company and its subsidiaries had 46 full-time employees and 1 part-time employee, including the officers. Key officers of the Company, such as Mr. Wohler, the interim Chief Executive Officer and Mr. Cohen, Chief Financial Officer, have signed employment agreements as described in "Directors and Officers of the Company." None of our employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

GOVERNMENT REGULATION

The Company believes that it is in compliance with all federal and state laws and regulations governing its limited operations. Further, the Company believes that it is in compliance with all laws and regulations governing its limited operations in Bermuda and the Netherlands. Compliance with federal and state environmental laws and regulations did not have a material effect on the Company's capital expenditures, earnings or competitive position during the year end December 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

DESCRIPTION OF PROPERTIES/ASSETS

         Real Estate.                       None.

         Title to properties.               None.

The Company holds the following Trademark Applications:

                           TRADEMARK
       FILED           APPLICATION NUMBER                  TRADEMARK                             STATUS
 ------------------- ------------------------ ------------------------------------- ----------------------------------
 United States             85/468,978               LSI Electro Precipitator        Responding to Office Action
 United States             85/468,981                   LSI Precipitator            Responding to Office Action
 United States             85/468,984                        LSI-EP                 Notice of Publication Issued
 United States             85/485,121            Latitude Electro Precipitation     Responding to Office Action
 United States             85/485,156            Latitude Electro Precipitator      Responding to Office Action
 United States             85/485,184               Latitude Solutions - EP         Responding to Office Action
 United States             85/485,261                    Latitude - EP              Responding to Office Action
 United States             85/485,277              LSI Electro Precipitation        Responding to Office Action
 United States             85/586,007            Electro Magnetic Precipitator      Filed waiting for Office Action
 United States             85/585,998            Electro Magnetic Precipitation     Filed waiting for Office Action
 United States             85/586,000         Latitude Solutions Electro Magnetic   Filed awaiting Office Action
                                                          Precipitator
 United States             85/586,003         Latitude Solutions Electro Magnetic   Filed awaiting Office Action
                                                         Precipitation
 United States             85/586,005              Latitude Brine Eliminator        Filed awaiting Office Action


The Company holds the following patent applications

                      PATENT APPLICATION
      FILED                 NUMBER                        PATENT TITLE                  FILING DATE           STATUS
------------------ ------------------------- --------------------------------------- ------------------- ------------------
  United States           13/162,413         Method and For Producing High Volumes     June 16, 2011       Under Review
                                             of Clean Water by Electro Coagulation
      World
  Intellectual
    Property                                 Method and For Producing High Volumes
  Organization        PCT/US2011/040764      of Clean Water by Electro Coagulation     June 16, 2011       Under Review

ITEM 1A.  RISK FACTORS
----------------------

                RISK FACTORS RELATING TO THE COMPANY AND BUSINESS

The following risk factors, as well as all other information set forth elsewhere in this registration statement, should be carefully considered before purchasing any of the shares of our common stock.

LSI HAS LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

The capital needs of LSI are projected to be $4,500,000 during the next 12 months of operations as outlined in the 12 Month Budget on Page 23. Such funds are not fully committed, at this time.

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

WE HAVE ONLY BEGUN TO GENERATE LIMITED REVENUES DURING THE FOURTH QUARTER OF 2011 AND THESE LIMITED REVENUES ARE NOT ENOUGH TO SUSTAIN OUR CURRENT OPERATIONS AND DO NOT PROVIDE A WAY TO GAUGE OUR LONG TERM PERFORMANCE.

We are currently developing our business and have generated limited revenues. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

Our current operations were begun in March 2009. During the year ended December 31, 2011, we recognized minimal revenues of $254,146 from our operational activities, but still recognized a net loss of ($20,560,366) on a consolidated basis. We did not recognize revenues from our operations till the 4th quarter of 2011. We must be regarded as a development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

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

We expect to incur operational expenses as a result of becoming a public company in order to meet the filing requirements of the SEC. We may see an increase in our legal and accounting expenses as a result of such requirements. We estimate such costs on an annualized basis to be approximately $125,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. If we are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. As a result, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we have a particular reliance upon Mr. Jeffrey Wohler, Chief Executive Officer and Mr. Matthew J. Cohen, Chief Financial
Officer. The loss of the services of Mr. Wohler or Mr. Cohen for any reason could significantly impact our business and results of operations.

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

                RISK FACTORS RELATING TO THE COMPANY'S OPERATIONS

LATITUDE CLEAN TECH GROUP AND LATITUDE ENERGY SERVICES HAVE LIMITED OPERATING HISTORIES AND LSI WAS INACTIVE FOR SEVERAL YEARS. IF WE FAIL TO GENERATE PROFITS IN THE FUTURE, WE MAY EXHAUST OUR CAPITAL RESOURCES AND BE FORCED TO DISCONTINUE OPERATIONS.

Latitude Clean Tech Group was organized in 2009 and has had a limited operating history. Latitude Energy Services was organized in January 2012 and has a limited operating history. The potential for us to generate profits depends on many factors, including the following:

     o our ability to secure adequate funding to facilitate the anticipated business plan and goals of Latitude Clean Tech Group and Latitude Energy Services;

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

GROSS  MARGINS FOR OUR  PRODUCTS  AND  SERVICES  MAY  FLUCTUATE  OR ERODE IN THE
FUTURE.

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


                 RISKS RELATING TO OWNERSHIP OF LSI COMMON STOCK

WE HAVE CONVERTIBLE DEBT AND WARRANTS WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH DEBT AND/OR WARRANTS COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2011 and December 31, 2010, we have outstanding convertible notes payable of $66,261 and $2,378,583, which is net of a discount of $0 and $409,428, respectively. Such notes are due six months from the date of issuance and are convertible into shares of our common stock in whole or in part at a conversion price of $1.00 per share. When the note payables are converted into shares of our common stock this could have a dilutive effect to the holdings of our existing shareholders.

At December 31, 2011, we have warrants issued and outstanding exercisable into 27,897,000 shares of our common stock at ranges from $1.25 to $3.00 per share. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. We cannot provide any assurances that our warrants will be exercised and therefor providing us with funds for operations.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

LSI has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock"  company.  Our securities  currently  trade on the OTCQB:
Pink Sheets market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

FACILITIES

Our corporate headquarters are in Boca Raton, Florida, and we are housed in an office building that occupies over 6,200 square feet. The space is rented under a lease agreement for a period of 5 years and an annual base rent of $66,000.

The Company entered into a lease on behalf of Latitude Clean Tech Group, Inc. providing space for a laboratory in Colorado Springs, Colorado. The lease has a term of 5 years and the first year's obligation in rent is $18,400.

Our subsidiary, Latitude Energy Services operates a warehouse and service center located on two acres of land including approximately 8,000 square feet of warehouse and office space in Searcy, Arkansas. Our lease obligation is for one year beginning July 1, 2011 with monthly rent payments of $2,500.

In addition Latitude Energy Services has entered into a month to month property lease located in Odessa, Texas. The monthly lease amount is $1,000 and is payable on a quarterly basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is subject to several legal actions arising during the normal course of business. Although these actions are in the preliminary stages, the Company intends to vigorously defend its position.

On March 19, 2012, a former employee of the Company filed a sexual harassment law suit against the Company and the Company's Officer and Director, Mr. Cohen, in the United States District Court for the Southern District of Florida. The Company has investigated and is defending the lawsuit. The Company's insurance coverage may reduce financial exposure to damages, if any, in this action however, there is not an assurance thereof.

On November 11, 2011, a service provider, Buzzbahn, LLC filed suit against the Company in the Supreme Court of the State of New York, County of Nassau alleging entitlement to 100,000 shares of the common stock of LSI or $350,000. The Company has asserted defenses, including non-performance and intends to defend the case vigorously.

It is not feasible to predict the outcome of any such proceedings and LSI cannot assure that their ultimate disposition will not have a materially adverse effect on LSI's business, financial condition, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

There is a limited public trading market for the common stock. The Company's symbol is "LATI" on the OTCQB.

                              HIGH           LOW
                          -----------     ---------
QUARTER ENDED:
December 31, 2011            $3.80          $1.78
September 30, 2011           $3.82          $2.00
June 30, 2011                $2.05          $1.15
March 31, 2011               $3.26          $1.45


                              HIGH           LOW
                          -----------     ---------
QUARTER ENDED:
December 31, 2010            $3.50          $2.50
September 30, 2010           $4.50          $3.50
June 30, 2010                $4.00          $3.00
March 31, 2010               $3.00          $2.00

HOLDERS

As of December 31, 2011, we had approximately 459 shareholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as shown in the following table:

   DATE OF ISSUANCE     TITLE OF SECURITIES   NO. OF SHARES        CONSIDERATION        CLASS OF PURCHASER
======================= ===================== =============== ======================== =====================
      July 2009             Common Stock          33,088             $153,501            Private Offering
                                                                                             Investor

      July 2009             Common Stock        14,625,000            Merger               Shareholders

      July 2009             Common Stock         500,000            License Fee        Business Associates

 July 2009 - December       Common Stock         736,500        Consulting Services    Business Associates
         2009                                                     $0.20 per share

      July 2009             Common Stock          50,000        Services $0.20 per       Former Director
                                                                       share

     August 2009            Common Stock        4,875,000         Acquisition of            Holders of
                                                                   VideoLatitude          VideoLatitude

 July 2009 - November       Common Stock         601,261           Conversion of         Promissory Note
         2009                                                    Promissory Notes            Holders

      March 2010            Common Stock          50,000      Consulting Services at     Former Director
                                                                  $0.20 per share

      March 2010            Common Stock         600,000             Agreement          Business Associate

     August 2010            Common Stock         200,000      Consulting Services at     Former Director
                                                                  $0.20 per share

    January 2010 -          Common Stock        1,387,882     Consulting Services at   Business Associates
    December 2010                                                 $0.20 per share

April 2010 - December       Common Stock        1,659,960          Conversion of         Promissory Note
         2010                                                    Promissory Notes            Holders

    January 2010 -          Common Stock        2,925,000        Shares issued to        Promissory Note
    December 2010                                             Promissory Note Holders        Holders

     January 2011           Common Stock         575,000       Professional Fees at    Business Associates
                                                                  $0.20 per share

    February 2011           Common Stock          35,000       Professional Fees at    Business Associates
                                                                  $0.50 per share

      April 2011            Common Stock          8,000        Professional Fees at    Business Associates
                                                                  $1.00 per share

      April 2011            Common Stock          25,000       Professional Fees at    Business Associates
                                                                       $1.12


      June 2011             Common Stock        1,440,000      Professional Fees at    Business Associates
                                                                  $1.50 per share

     August 2011            Common Stock         900,000       Professional Fees at      Former Director
                                                                  $1.35 per share

      July 2011             Common Stock         135,000       Professional Fees at     Business Associate
                                                                       $2.02

      July 2011             Common Stock         100,000      Consulting Services at    Business Associate
                                                                       $2.60

     August 2011            Common Stock        3,000,000        Warrant Exercise            Director

     January 2011           Common Stock        1,800,000      Employment Agreements        Employees
                                                                     at $0.20

    February 2011           Common Stock         167,500       Employment Agreements        Employees
                                                                     at $0.50

      June 2011             Common Stock        1,500,000      Employment Agreements        Employees
                                                                     at $1.97

      July 2011             Common Stock          50,000       Employment Agreements        Employees
                                                                     at $2.00

January 2011 - August       Common Stock        3,434,198          Conversion of         Promissory Note
         2011                                                    Promissory Notes            Holders

 January 2011 - March       Common Stock        1,744,700      Shares to Promissory      Promissory Note
         2011                                                      Note Holders              Holders

    January 2011 -          Common Stock        16,860,998          $12,240,498          Private Offering
    December 2011                                                                           Investors
-----------------------

EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D or Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

None of the above listed shareholders are registered broker-dealers or are associates of a registered broker-dealer.

ISSUER PURCHASES OF EQUITY SECURITIES

LSI did not repurchase any shares of its common stock during the year ended December 31, 2011.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

Latitude Solutions, Inc. is a water remediation company and through its subsidiaries, licenses and operates its patented technology. The Company's patented technology provides for sustainable treatment of high volumes of industrially produced waste waters for reuse and environmentally safe discharge. LSI, through its subsidiaries, owns and operates remediation equipment sets and intends to provide services to its clients through monthly and annual operating leases. LSI's revenues are derived from a combination of monthly lease payments and processed quantity payments based on the volume of treated water. This model is intended to create a recurring revenue stream for LSI.

Latitude Clean Tech Group, Inc., a wholly-owned subsidiary, provides products, processes and solutions for contaminated water applications. LCTG provides products, processes and solutions for contaminated water issues resulting from various oil/gas drilling operations including water used in hydraulic fractionizing of wells, industrial produced waste water, and mining operations producing contaminated water. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues there is a growing market for the Company's technologies, both domestically and possibly internationally.

On February 3, 2012, the Company converted its subsidiary, Latitude Energy Services, LLC, which had been dissolved in the State of Nevada, into and organized a new limited liability company in the State of Florida, called
Latitude Energy Services, LLC. Latitude Energy Services provides water remediation services to the oil, gas and energy industries worldwide, along with a variety of industries the produce industrial waste water, utilizing innovative and patented technologies developed by the Company. Latitude Energy Services markets, owns and operates the remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology and to maximize financial benefits to the Company.

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
                                                      -------------------------
                                                                    $4,426,750

Based on our current cash reserves as of December 31, 2011 of $668,664 we have an operational budget of approximately two months. The budget of $4.4 million will be supported by fundraising, of which approximately $4,000,000 has been raised through the issuance of convertible debt and the issuance of common stock and stock warrants in the period subsequent to year end through April 13, 2012. We have generated limited revenues of approximately $350,000 to date. If we are unable to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.



















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 WITH THE YEAR ENDED DECEMBER 31, 2010


                                                              For the Years Ended                           Change
                                                                 December 31,
                                                           2011                 2010                     $               %
                                                      ---------------    -----------------        ----------------    --------
REVENUES                                              $      254,146     $              -         $       254,146           -
COST OF SALES                                                222,490                    -                 222,490           -
GROSS PROFIT                                                  31,656                    -

OPERATING EXPENSES
     Consulting fees                                      10,487,158              839,007               9,648,151      1,150%
     General and administrative                            3,714,285            1,285,092               2,429,193        189%
     Salaries expense                                      3,230,407              762,790               2,467,617        323%
     Research and development                                675,451                    -                 675,451           -
                                                      ---------------    -----------------        ----------------    --------
        Total Operating Expenses                          18,107,301            2,886,889              15,220,412        527%

LOSS FROM OPERATIONS                                     (18,075,645)          (2,886,889)            (15,188,756)       526%

OTHER INCOME (EXPENSE)
     Finance costs pursuant to debt issuance                (984,794)          (1,003,333)                 18,539         -2%
     Gain on settlement of accrued expenses                  160,400                    -                 160,400           -
     Other income                                              4,907                    -                   4,907           -
     Interest expense                                       (116,920)            (120,886)                  3,966         -3%
     Impairment loss on investee                            (873,029)                   -                (873,029)          -
     Equity in losses of investee                           (675,285)            (304,368)               (370,917)       122%
                                                      ---------------    -----------------        ----------------    --------
        Total Other Expense                               (2,484,721)          (1,428,587)             (1,056,134)        74%

LOSS BEFORE INCOME TAXES                                 (20,560,366)          (4,315,476)            (16,244,890)       376%

INCOME TAXES                                                       -                    -                       -           -

NET LOSS                                              $  (20,560,366)    $     (4,315,476)            (16,244,890)       376%
                                                      ===============    =================        ================    ========

NET LOSS PER SHARE - BASIC AND DILUTED                $        (0.45)    $          (0.18)        $        (0.27)        145%

WEIGHTED AVERAGE OUTSTANDING SHARES
  BASIC AND DILUTED                                       45,582,205           23,415,247

REVENUES

The Company recognized revenue from its operations during the year ended December 31, 2011 in the amount of $254,146 compared to no sales for the year ended December 31, 2010. These revenues were recognized during the fourth quarter of the year ended December 31, 2011. During the year ended December 31, 2011, the Company had completed construction of its water equipment set with a capacity to treat 630 gallons per minute. While currently being used for demonstrations, we expect to utilize this facility to initiate the generation of revenues during the year ended December 31, 2012.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2011 were $ 18,107,301 as compared to $2,886,889 for the year ended December 31, 2010, an increase of $15,220,412 or 527%. The increase was primarily caused by an increase of $9,648,151 in non cash consulting fees and a $2,467,617 increase in salaries expenses related to the deployment of staff to supervise and operate our equipment in the field and an increase in general and administrative $2,429,193 which resulted from additional increases of $675,451 in research and development expenses is a result of our efforts to enhance, patent and design the Company's current technology.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2011 was $20,560,366 compared to a loss of $4,315,476 for the year ended December 31, 2010, an increase of $16,244,890 or 376%. The increase in the loss from operations in 2011 versus 2010 was due to the increases in operating expenses identified above.

INTEREST EXPENSE

Interest expense was $116,920 for the year ended December 31, 2011 as compared to $120,886 for the year ended December 31, 2010, a decrease of $3,966 or 3%. This amount is a result of the Company's notes payable that were converted into common stock and related to actual and accrued interest expense.

NET LOSSES

During the year ended December 31, 2011, the Company recognized a net loss of $20,560,366 compared to $4,315,476 for the year ended December 31, 2010. The Company's net loss increased $16,244,890 during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The primary reason for this increase was an increase in operating expenses of $15,220,412, combined with increases in impairment loss on investee and equity in losses of investee totaling $1,548,314. Both these amounts are attributable to Video Latitude transactions.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had total current assets of $915,759, consisting of cash of $668,664, nets accounts receivable of $44,850 and $202,245 in prepaid expenses. At December 31, 2011, we had total current liabilities of $5,076,069, consisting of $4,382,966 in accounts payable and accrued liabilities, $175,196 current portion of long term debt, convertible debt of $66,261 and a liability to issue common stock of $451,646. At December 31, 2011, the Company has a working capital deficit of $4,160,310.

Net cash used by operating activities was $4,516,851 for the year ended December 31, 2011, compared to $2,234,918 for the year ended December 31, 2010. This increase in cash usage relates to the significantly higher cash expenses during the year ended December 31, 2011 due to an increase in operating activities including an increase in consulting and general and administrative and salary expense. During the year ended December 31, 2011, net losses of $20,560,366 were offset by non-cash items of $984,794 in financing costs, $3,742,083 in common stock for services, $2,634,085 in warrants issued for services, $109,630 in depreciation expense, a $675,285 in equity loss in the VideoLatitude investment and $873,029 impairment loss in the VideoLatitude Investment.

The Company's net cash used in investing activities was $10,726,765 for the year ended December 31, 2011 compared to net cash used in investing activities of $1,123,165 for the year ended December 31, 2010. In 2011 the Company invested $10,305,291 in plants and equipment.

The Company's net cash provided by financing activities was $15,696,080 for the year ended December 31, 2011 compared to net cash provided by financing activities of $3,572,150 for the year ended December 31, 2010. During the year ended December 31, 2011, the Company received $12,199,000 in proceeds from the sale of common stock and warrants, $3,000,000 in proceeds from the exercise of common stock warrants, and $691,000 from the issuance of convertible debt.

At December 31, 2011 and 2010, the Company had convertible notes payable outstanding of $66,261 and $2,378,583, respectively, net of a discount of $0 and $409,429, respectively. These convertible notes matured at various times within six months from date of issuance, have an interest rate of 7% and allows the holder to convert the notes into common stock at a conversion price of $1.00 a share. As of December 31, 2011, all of the outstanding debt had become due and was in default and had not been converted into common stock. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and also issued a share of common stock for every dollar borrowed.

At December 31, 2011 and 2010, the Company had a liability to issue stock of $451,646 and $239,133, respectively. The balance at December 31, 2011 of $451,646 is the proceeds from the sale of common stock. The balance at December 31, 2010 was $239,133 and was comprised of $170,739 of bonus shares issued in 2011 and $68,394 of stock to be issued for legal and consulting services rendered in 2010.

As of December 31, 2011, $66,261 of the outstanding convertible notes payable have reached their maturity date and $10,000 of this amount has been converted to stock subsequent to December 31, 2011

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money," is accounted for in accordance with guidelines established by Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS." The relative fair value of the beneficial conversion feature and other embedded features are individually valued at fair market value and are either expensed or amortized over the term of the related instruments. Since the holders are fully vested with respect to these features, the Company has recognized the respective values of these features up the proceeds received as financing costs and not as a discount in the accompanying financial statements.

NEED FOR ADDITIONAL FINANCING

The Company anticipates the need for an additional $6 - $10 million in financing over the next twelve months in order to fund the building of additional water remediation units which is marketed under the Company's trademark brand named Integrated Water Systems(TM). Management is currently exploring several financing alternatives including both debt and equity financing. However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

CRITICAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

                         Equipment                              5 years
                         Computers                              5 years
                         Remediation plants and chambers        5 years
                         Vehicles                               5 years
                         Leasehold improvements                 3 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS

In accordance with the ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $182,140 and $207,267 at December 31, 2011 and 2010, respectively. Amortization expense related to the intangible assets was $17,567 and $14,733 for the year ended December 31, 2011 and 2010, respectively. Amortization expense related to the intangible assets is expected to be approximately $14,800 each year for 2012 through 2016.

EQUITY INVESTMENTS

The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

REVENUE RECOGNITION AND COST OF REVENUES

The Company's leased plants and processing revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Leasing and processing revenues will include revenues from the leasing of the plants, and a per gallon processing fee. These services will be provided to customers ongoing and will be billed on a monthly basis and recognized as revenue equally during the term of the arrangement in accordance with ASC
605-25, "MULTIPLE ELEMENT ARRANGEMENTS". Since inception, limited revenue has been generated.

Costs of revenues will consist primarily of repairs and maintenance and depreciation on leased plants and any other related servicing costs.

FAIR VALUE MEASUREMENTS

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

     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows ASC 718, "COMPENSATION - STOCK COMPENSATION", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10, "DEVELOPMENT STAGE ENTITIES." All losses accumulated, since inception, have been considered as part of the Company's development stage activities. In November 2011, the Company commenced testing contaminated matter at certain potential customers' locations. These tests generated miscellaneous revenues, however, no leases were in place and thus the Company remained in the development stage as of December 31, 2011.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Latitude Solutions, Inc. for the two-years ended December 31, 2011 and 2010 and for the period from June 3, 1983 (inception) through December 31, 2011 appear as pages F-1 through F-23.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Latitude Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company)

We have  audited  the  accompanying  consolidated  balance  sheets  of  Latitude
Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company) (the "Company") as of December 31, 2011 and 2010, the related consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010 and for the period from June 3, 1983 (inception) to
December 31, 2011 and the related consolidated statements of changes in stockholders' equity (deficit) for the period from June 3, 1983 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Latitude Solutions, Inc. and Subsidiaries (f/k/a GMMT, Inc.) (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from June 3, 1983 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida
April 13, 2012

                         LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                        (A Development Stage Company)
                                         Consolidated Balance Sheets


                                                   ASSETS

                                                                          December 31,      December 31,
                                                                              2011               2010
                                                                       -----------------  -----------------

CURRENT ASSETS
     Cash and cash equivalents                                         $        668,664   $        216,200
     Accounts receivable, net                                                    44,850                  -
     Prepaid expenses                                                           202,245                  -
                                                                       -----------------  -----------------
         Total Current Assets                                                   915,759            216,200
                                                                       -----------------  -----------------

     Equity investment                                                          225,000          1,767,882
     Prepaid licensing fee, net                                                  86,667             93,333
     Property and equipment, net                                             10,956,558            384,743
     Intangible assets, net                                                     182,140            207,267
     Other assets                                                                44,121            174,745
                                                                       -----------------  -----------------

         TOTAL ASSETS                                                  $     12,410,245   $      2,844,170
                                                                       =================  =================


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable and accrued expenses                             $      4,382,966   $        907,685
     Due to investee                                                                  -            412,409
     Related party payable                                                            -             35,400
     Current portion of long term debt                                          175,196                  -
     Convertible debt, net                                                       66,261          2,378,583
     Liability to issue stock                                                   451,646            239,133
                                                                       -----------------  -----------------
         Total Current Liabilities                                            5,076,069          3,973,210

     Long-term debt, net of current portion                                     116,244                  -
                                                                       -----------------  -----------------

         Total Liabilities                                                    5,192,313          3,973,210
                                                                       -----------------  -----------------

     Commitments and contingencies                                                    -                  -

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.001 par value, 250,000,000
        shares authorized,  59,836,052 and 28,710,656
        shares issued and outstanding, respectively                              59,836             28,711
     Additional paid-in capital                                              34,192,134          5,312,288
     Stock to be issued
     Deficit accumulated during the development stage                       (27,021,621)        (6,461,255)
     Accumulated other comprehensive loss                                       (12,417)            (8,784)
                                                                       -----------------  -----------------
         Total Stockholders' Equity (Deficit)                                 7,217,932         (1,129,040)
                                                                       -----------------  -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $     12,410,245   $      2,844,170
                                                                       =================  =================


        See accompanying notes to the consolidated financial statements.

                              LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                             (A Development Stage Company)
                                         Consolidated Statements of Operations


                                                                                                     From Inception
                                                                                                         June 3,
                                                                    For the Years Ended               1983 Through
                                                                        December 31                   December 31,
                                                                  2011                 2010                2011
                                                           ------------------   -----------------   -----------------
REVENUES                                                   $         254,146    $              -    $        254,146
COST OF SALES                                                        222,490                   -             222,490
                                                           ------------------   -----------------   -----------------
GROSS PROFIT                                                          31,656                   -              31,656

OPERATING EXPENSES
    Consulting fees                                               10,487,158             839,007          12,257,058
    General and administrative                                     3,714,285           1,285,092           5,509,327
    Salaries expense                                               3,230,407             762,790           4,052,185
    Research and development                                         675,451                   -             675,451
                                                           ------------------   -----------------   -----------------

       Total Operating Expenses                                   18,107,301           2,886,889          22,494,021
                                                           ------------------   -----------------   -----------------

LOSS FROM OPERATIONS                                             (18,075,645)         (2,886,889)        (22,462,365)

OTHER INCOME (EXPENSE)
    Acquisition expense                                                    -                   -            (350,000)
    Finance costs pursuant to debt issuance                         (984,794)         (1,003,333)         (2,209,942)
    Gain on settlement of accrued expenses                           160,400                   -             160,400
    Other income                                                       4,907                   -               4,907
    Interest expense                                                (116,920)           (120,886)           (262,211)
    Impairment loss on investee                                     (873,029)                  -            (873,029)
    Equity in losses of investee                                    (675,285)           (304,368)         (1,029,381)
                                                           ------------------   -----------------   -----------------

       Total Other Expense                                        (2,484,721)         (1,428,587)         (4,559,256)
                                                           ------------------   -----------------   -----------------

LOSS BEFORE INCOME TAXES                                         (20,560,366)         (4,315,476)        (27,021,621)

INCOME TAXES                                                               -                   -                   -
                                                           ------------------   -----------------   -----------------

NET LOSS                                                   $     (20,560,366)   $     (4,315,476)   $    (27,021,621)
                                                           ==================   =================   =================

NET LOSS PER SHARE - BASIC AND DILUTED                     $           (0.45)   $          (0.18)
                                                           ==================   =================

WEIGHTED AVERAGE OUTSTANDING SHARES
  BASIC AND DILUTED                                               45,582,205          23,415,247
                                                           ==================   =================


        See accompanying notes to the consolidated financial statements.

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                       From Inception June 3, 1983 Through December 31, 2011



                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)    Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income  Equity (Deficit)
                                                   ---------- ---------  ----------  -----------  -------  --------- ---------------
Balance at inception on
  June 3, 1983                                            -    $      -  $        -  $        -   $     -  $      -    $         -

Common shares issued to
  founders for services                               421,643       422       9,358           -         -         -          9,780

Net loss for the period from
  inception on June 3, 1984
  through December 31, 2004                                 -         -           -      (9,780)        -         -         (9,780)
                                                   ---------- ---------  ----------  -----------  -------  --------- --------------
Balance, December 31, 2004                            421,643       422       9,358      (9,780)        -         -              -

Services contributed and
  expenses paid by shareholder                              -         -       7,500           -         -         -          7,500

Net loss for the year ended
  December 31, 2005                                         -         -           -     (11,700)        -         -        (11,700)
                                                   ---------- ---------  ----------  -----------  -------  --------- --------------
Balance, December 31, 2005                            421,643       422      16,858     (21,480)        -         -         (4,200)

Services contributed by
  shareholders                                              -         -       5,000           -         -         -          5,000

Net loss for the year ended
  December 31, 2006                                         -         -           -      (7,500)        -         -         (7,500)
                                                   ---------- ---------  ----------  -----------  -------  --------- --------------

Balance, December 31, 2006                            421,643       422      21,858     (28,980)        -         -         (6,700)

Services contributed by
  shareholders                                              -         -       3,600           -         -         -          3,600

Net loss for the year ended
  ended December 31, 2007                                   -         -           -      (7,300)        -         -         (7,300)
                                                   ---------- ---------  ----------  -----------  -------  ---------  -------------
Balance, December 31, 2007                            421,643       422      25,458     (36,280)                           (10,400)

                                                                                                                ....(CONTINUED)



          See accompanying notes to consolidated financial statements.

                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  From Inception June 3, 1983 Through December 31, 2011 (CONTINUED)


                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)    Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income  Equity (Deficit)
                                                   ---------- ---------  ----------  -----------  -------  --------- ---------------

Common stock issued for
  cash at 0.20  per share                              45,322        45  $  210,205  $        -   $     -  $      -    $   210,250

Net loss for the year ended
  December 31, 2008                                         -         -           -    (222,707)        -         -       (222,707)
                                                   ---------- ---------  ----------  -----------  -------  --------- --------------
Balance, December 31, 2008                            466,965       467     235,663    (258,987)        -         -        (22,857)


Common stock issued for
  cash at $.20 per share                               33,088        33     153,468           -         -         -        153,501

Value of beneficial conversion
  feature and warrants issued in
  connection with convertible debt                          -         -     165,161           -         -         -        165,161

Issuance of common stock for
  professional fees at $.20 per share                 786,500       787     156,514           -         -         -        157,301

Issuance of common stock as
  prepaid licensing fee at $.20 per share             500,000       500      99,500           -         -         -        100,000

Issuance of common stock in
  connection with merger with
  Latitude Solutions, Inc.                         14,625,000    14,625     (12,963)          -         -         -          1,662

Issuance of common stock in
  connection with acquistion
  of investee at $.20 per share                     4,875,000     4,875     970,125           -         -         -        975,000

Issuance of common stock pursuant to
  bonus shares issued in connection
  with convertible debt                               601,261       601     119,651           -         -         -        120,252

Net loss for the year ended
  December 31, 2009                                         -         -           -  (1,886,792)        -         -     (1,886,792)

Due from investee for the year ended
  December 31, 2009                                         -         -           -           -   (96,065)        -        (96,065)

Other comprehensive income for the
  year ended December 31, 2009                              -         -           -           -         -    12,873         12,873
                                                   ---------- ---------  ----------  -----------  -------  --------- --------------
Balance, December 31, 2009                         21,887,814    21,888   1,887,119  (2,145,779)  (96,065)   12,873       (319,964)

                                                                                                                ....(CONTINUED)




          See accompanying notes to consolidated financial statements.

                                      LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  From Inception June 3, 1983 Through December 31, 2011 (CONTINUED)

                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)    Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income  Equity (Deficit)
                                                   ---------- ---------  ----------  -----------  -------  --------- ---------------
Issuance of common stock for
 professional fees at $ .20 per share               1,637,882     1,638     325,938           -         -         -        327,576

Issuance of common stock pursuant to
 agreement with third party at $.20 per share         600,000       600     119,400           -         -         -        120,000

Issuance of common stock pursuant to
 bonus shares issued in connection
 with convertible debt at $.20 per share            2,925,000     2,925     583,675           -         -         -        586,600

Issuance of common stock pursuant to
 conversion shares issued in connection
 with convertible debt at $1.00 per share           1,659,960     1,660   1,658,300          -          -         -      1,659,960

Value of beneficial conversion
 feature and warrants issued in
 connection with debt                                       -         -     591,822           -         -         -        591,822

Issuance of warrants for professional fees                  -         -     146,034           -         -         -        146,034

Other comprehensive loss for the
 period ended December 31, 2010                             -         -           -           -         -   (21,657)       (21,657)

Net loss for the year ended
December 31, 2010                                           -         -           -  (4,315,476)        -         -     (4,315,476)

Offset by accrual of amounts owed
 to investee                                                -         -           -           -    96,065         -         96,065

                                                   ---------- ---------  ----------  -----------  -------  --------- --------------
Balance, December 31, 2010                         28,710,656 $  28,711  $5,312,288 $(6,461,255)  $     -  $ (8,784)   $(1,129,040)

Return of shares to treasury previously
 issued for professional fees                        (650,000)     (650)        650           -         -         -              -

Issuance of common stock for
 professional fees at $.20 per share                  575,000       575     114,425           -         -         -        115,000

Issuance of common stock for
 professional fees at $.50 per share                   35,000        35      17,465           -         -         -         17,500

Issuance of common stock for
 professional fees at $1.00 per share                   8,000         8       7,992           -         -         -          8,000

Issuance of common stock for
 professional fees at $1.12 per share                  25,000        25      27,975           -         -         -         28,000

Issuance of common stock for
 professional fees at $1.35 per share                 900,000       900   1,214,100           -         -         -      1,215,000

Issuance of common stock for professional
  fees at $1.50 per share                           1,440,000     1,440   2,158,560           -         -         -      2,160,000

Issuance of common stock for
 professional fees at $2.02 per share                 135,000       135     272,565           -         -         -        272,700

                                                                                                                ....(CONTINUED)




          See accompanying notes to consolidated financial statements.


                                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                                    (A Development Stage Company)
                                Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                  From Inception June 3, 1983 Through December 31, 2011 (CONTINUED)


                                                                                       Deficit            Accumulated
                                                                                     Accumulated            Other
                                                       Common Stock       Additional  During the   Due  Comprehensive     Total
                                                   --------------------    Paid-In    Development  From     (Loss)    Stockholders'
                                                     Shares     Amount     Capital      Stage     Investee  Income  Equity (Deficit)
                                                   ---------- ---------  ----------  -----------  -------  --------- ---------------

Issuance of common stock for
 professional fees at $2.60 per share                 100,000       100     259,900           -         -         -        260,000

Issuance of common stock and warrants for
  cash at $.50 per share                           13,050,998    13,051   6,512,447           -         -         -      6,525,498

Issuance of common stock and warrants for
  cash at $1.50 per share                           3,810,000     3,810   5,711,190           -         -         -      5,715,000

Finder's fees pursuant to common stock
  issuances for cash                                        -         -    (491,500)          -         -         -       (491,500)

Issuance of common stock pursuant to
 bonus shares issued in connection
 with convertible debt at $.20 per share            1,178,700     1,179     234,561           -         -         -        235,740

Issuance of common stock pursuant to
 bonus shares issued in connection
 with convertible debt at $.50 per share              566,000       566     282,434           -         -         -        283,000

Issuance of common stock pursuant to
 conversion shares issued in connection
 with convertible debt at $1.00 per share           3,434,198     3,434   3,430,764           -         -         -      3,434,198

Issuance of common stock pursuant to
 employment agreements valued at $.20
 per share                                          1,800,000     1,800     358,200            -        -         -        360,000

Issuance of common stock pursuant to
 employment agreements valued at $.50
 per share                                            167,500       167      83,583            -        -         -         83,750

Issuance of common stock pursuant to
 employment agreements valued at $1.97
 per share                                          1,500,000     1,500   2,953,500            -        -         -      2,955,000

Issuance of common stock pursuant to
 employment agreements valued at $2.00
 per share                                             50,000        50      99,950            -        -         -        100,000

Issuance of common stock pursuant to
  exercise of warrants                              3,000,000     3,000   2,997,000            -        -         -      3,000,000

Fair value of warrants issued for professional
  services                                                  -         -   2,634,085            -        -         -      2,634,085

Other comprehensive loss for the
 period ended December 31, 2011                             -         -           -            -        -    (3,633)        (3,633)

Net loss for the year ended
 December 31, 2011                                          -         -           -  (20,560,366)       -         -    (20,560,366)
                                                   ---------- ---------  ----------  -----------  -------  --------- ---------------

Balance, December 31, 2011                         59,836,052 $  59,836 $34,192,134 $(27,021,621) $     -  $(12,417) $   7,217,932
                                                   ========== =========  ==========  ===========  =======  ========= ===============





          See accompanying notes to consolidated financial statements.
                                      F-7

                       LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                                     (A Development Stage Company)
                                 Consolidated Statements of Cash Flows
                                                                                      From Inception
                                                                                          June 3,
                                                                                       1983 Through
                                                   For the Years Ended December 31,    December 31,
                                                        2011               2010              2011
                                                 -----------------  ----------------  ----------------
OPERATING ACTIVITIES
     Net loss                                    $    (20,560,366)  $    (4,315,476)  $   (27,021,621)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Services contributed by shareholders                    -                 -            16,100
        Gain on settlement of accrued expenses           (160,400)                -          (160,400)
        Stock based compensation                        3,498,750                 -         3,498,750
        Financing costs                                   984,794         1,003,333         2,209,942
        Non-cash interest expense                          40,000                 -            40,000
        Common stock issued or
          to be issued for services                     3,742,083           385,970         4,305,132
        Warrants issued for services                    2,634,085           146,034         2,780,119
        Depreciation and amortization expense             109,630            28,134           138,537
        Equity in losses of investee                      675,285           304,368         1,029,381
        Impairment loss on investee                       873,029                 -           873,029
     Changes in operating assets and liabilities:
        Increase in accounts receivable                   (44,850)                -           (44,850)
        Increase in prepaid expenses                     (202,245)                -          (202,245)
        Decrease (increase) in other assets               130,624          (170,322)          (44,121)
        Increase in accounts payable
          and accrued expenses                          3,762,730           383,041         4,748,033
                                                 -----------------  ----------------  ----------------
             Net Cash Used by
                Operating Activities                   (4,516,851)       (2,234,918)       (7,834,214)
                                                 -----------------  ----------------  ----------------

 INVESTING ACTIVITIES
        Capital contributions to investee                  (9,065)         (155,760)         (164,825)
        Purchase of plants and equipment              (10,305,291)         (373,879)      (10,700,151)
        Purchase of intangible assets                           -          (102,000)         (102,000)
        Payments to investee                             (412,409)         (491,526)       (1,000,000)
                                                 -----------------  ----------------  ----------------
             Net Cash Used by
                Investing Activities                  (10,726,765)       (1,123,165)      (11,966,976)
                                                 -----------------  ----------------  ----------------
 FINANCING ACTIVITIES
        Proceeds from related party payable                     -            25,000            35,400
        Repayment of related party payable                (25,000)                -           (25,000)
        Proceeds from convertible debt                    691,000         3,552,150         5,068,961
        Exercise of common stock warrants               3,000,000                 -         3,000,000
        Repayment of long term debt                       (52,920)                -           (52,920)
        Repayment of convertible debt                    (116,000)           (5,000)         (121,000)
        Sale of common stock and warrants, net         12,199,000                 -        12,564,413
                                                 -----------------  ----------------  ----------------
             Net Cash Provided by
                 Financing Activities                  15,696,080         3,572,150        20,469,854
                                                 -----------------  ----------------  ----------------
        NET CHANGE IN CASH AND CASH
              EQUIVALENTS                                 452,464           214,067           668,664
        CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                           216,200             2,133                 -
                                                 -----------------  ----------------  ----------------
        CASH AND CASH EQUIVALENTS AT
              END OF YEAR                        $        668,664   $       216,200   $       668,664
                                                 =================  ================  ================

        See accompanying notes to the consolidated financial statements.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     BUSINESS AND ORGANIZATION

     Latitude Solutions, Inc. (FKA GMMT, INC) ("the Company") is a Nevada Corporation incorporated on June 3, 1983. The Company owns intellectual property which is incorporated in the manufacture of water remediation plants. The Company's business plan is to lease the remediation plants to customers who need a solution for contaminated matter resulting from their business operations.

     The Company began its plans on July 14, 2009 after exchanging a majority of its' shares for all the outstanding shares of GMMT Merger, Inc., a company controlled by common stockholders. As a result of the exchange, the Company acquired companies owned by GMMT Merger, Inc. ("Trinity Solutions, Inc." and "Latitude Clean Tech Group, Inc.") with plans to enter wireless live-video technology and the contaminated water remediation business.

     BASIS OF PRESENTATION

     The accompanying audited consolidated financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc., Trinity Solutions, Inc., Latitude Resource Group, Inc., and GMMT Merger, Inc., and its two 70% owned subsidiaries, Latitude Energy Services, LLC and Latitude Worldwide, LLC (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at costs and consist of bank deposits and money market funds.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided for on the straight line method over the estimated useful lives of the related assets as follows:

            Equipment                                5 years
            Computers                                5 years
            Remediation plants and chambers          5 years
            Vehicles                                 5 years
            Leasehold improvements                   3 years

     The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     PROPERTY AND EQUIPMENT (CONTINUED)

     When  items  are  retired  or  disposed   of,  the  cost  and   accumulated
     depreciation are removed from the accounts and any gain or loss is included in income.

     INTANGIBLE ASSETS

     In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $182,140 and $207,267 at December 31, 2011 and 2010, respectively. Amortization expense related to the intangible assets was $17,567 and $14,733 for the year ended December 31, 2011 and 2010, respectively. Amortization expense related to the intangible assets is expected to be approximately $14,800 each year for 2012 through 2016.

     LONG-LIVED ASSETS

     The Company's long-lived assets are reviewed for impairment in accordance with the guidance of ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

     EQUITY INVESTMENTS

     The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments were carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

     DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by ASC 915-10, "DEVELOPMENT STAGE ENTITIES." All losses accumulated since inception have been considered as part of the Company's development stage activities. In November 2011, the Company commenced testing contaminated matter at certain potential customers' locations. These tests generated miscellaneous revenues, however, no leases were in place and thus the Company remained in the development stage as of December 31, 2011.

     REVENUE RECOGNITION AND COST OF REVENUES

     The Company's leased plants and processing revenues will be recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     REVENUE RECOGNITION AND COST OF REVENUES (CONTINUED)

     Leasing and processing revenues will include revenues from the leasing of the plants, and a per gallon processing fee. These services will be provided to customers ongoing and will be billed on a monthly basis and recognized as revenue equally during the term of the arrangement in accordance with ASC 605-25, "MULTIPLE ELEMENT ARRANGEMENTS". Since inception, limited revenue has been generated.

     Costs of revenues will consist primarily of repairs and maintenance and depreciation on leased plants and any other related servicing costs.

     NET LOSS PER SHARE

     The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares.

     The Company's computation of basic and diluted loss per share for the years ended December 31, 2011 and 2010, respectively, excludes the following potentially dilutive securities because the effect of their inclusion would be anti-dilutive.

                                              2011                 2010
                                       -------------------  -------------------

               Convertible debt                    66,261            2,788,011
               Stock warrants                  27,907,516            7,451,772
                                       -------------------  -------------------
                                               27,973,777           10,239,783
                                       ===================  ===================

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

     ASC 740 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     INCOME TAXES (CONTINUED)

     As of December 31, 2011, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Company's tax returns for the years ended 2008 through 2011 are subject to examination by the federal and state tax authorities.

     FAIR VALUE MEASUREMENTS

     The Company follows the provisions of ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES." ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, must maximize the use of observable inputs and minimize the use of unobservable inputs.

     This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

     FINANCIAL INSTRUMENTS

     The Company's short-term financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. The carrying amount of debt, approximates fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. The other aforementioned financial instruments approximate fair value due to their short-term maturities.

     COMPREHENSIVE INCOME

     ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. As of December 31, 2011 and 2010, the Company's accumulated other comprehensive loss of $12,417 and $8,784, respectively, is comprised of the accumulated foreign currency translation adjustments related to the Company's equity investment.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company follows ASC 718, "COMPENSATION - STOCK COMPENSATION", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

     As of December 31, 2011, the Company maintained its cash in four financial institutions. The Company's cash balances at December 31, 2011 and 2010 were fully insured. The Company has not experienced any losses in its bank accounts through December 31, 2011.

     The Company is largely dependent upon two vendors for the manufacturing of its remediation plants and components. These vendors comprise a significant balance of the consolidated accounts payable balance at December 31, 2011. These two vendors represent balances due of approximately $1,900,000 and $1,500,000 as of December 31, 2011.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the 2011 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     In January 20112, the FASB issued a new accounting standard (ASU No. 2011-11), which modifies the disclosures of offsetting assets and liabilities. The standard is effective for reporting periods beginning after January 1, 2013. The Company will adopt this standard in the first quarter of 2013 and is currently evaluating its impact on the Company's financial statements and disclosures.

NOTE 2- GOING CONCERN
---------------------

     The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit.

     The Company currently has limited revenues and is incurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of deploying its technologies and securing service contracts. Additionally, management plans to finance the Company's operations through the issuance of debt and equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing its plan.

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

NOTE 3 - EQUITY INVESTMENT
--------------------------

     In  July  2009,   the  Company   acquired  a  50%  ownership   interest  in
     VideoLatitude Inc., (formerly known as 6709800 Canada Inc. and doing business as GpsLatitude) a Canadian Company. The remaining 50% of the interest was owned by four Canadian citizens and a Canadian corporation. The Company accounts for this investment under the equity method of accounting.

     In December 2011, the Company reached an agreement with the management of VideoLatitude, whereby VideoLatitude's management agreed to reacquire the Company's interest in VideoLatitude for $225,000. As a result of this agreement, the Company recorded an impairment charge of $873,029 to record the investment at the amount received for the interest in February 2012. During the year ended December 31, 2011, the Company also recognized $675,285 of pro-rata share of losses associated with this investment. Both of the latter amounts have been reported in other expense in the

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     accompanying 2011 statements of operations.

     The Company's investment in VideoLatitude was comprised of the following at December 31, 2010:

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
                                                               ===============

     The Company has not presented the components of the investment as of December 31, 2011 as the investment was adjusted to its net realizable value based upon the agreement for sale reached with VideoLatitude's management.

     VideoLatitude has a fiscal year end of January 31. The following is summarized unaudited financial information of VideoLatitude as of December 31, 2010 and for the eleven month period then ended.

                                                          December 31, 2010
                                                      ------------------------
                Balance Sheet:
                    Reimbursable R&D                  $              178,504
                    Other current assets                             140,451
                    Noncurrent assets                                  4,851
                    Current liabilities                             (373,896)
                    Noncurrent liabilities                          (273,635)
                                                      ------------------------
                Total Stockholders' Deficit           $             (323,725)
                                                      ========================
                                                         For the Year Ended
                                                          December 31, 2010
                                                      ------------------------
                Operating Results:
                    Loss from operations              $             (742,459)
                    Revenue                                          199,968
                    Interest expense                                 (24,054)
                                                      ------------------------
                    Net loss                                        (566,545)
                                                      ------------------------
                    Loss on foreign currency exchange                (17,568)
                                                      ------------------------
                    Comprehensive loss                $             (584,113)
                                                      ========================

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 3 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     VideoLatitude's functional currency is the Canadian Dollar. VideoLatitude accounts for currency translation in accordance with ASC 830-10, "FOREIGN CURRENCY MATTERS." Income and expenses related to its operations are translated at weighted average exchange rates during the year. Assets and liabilities are translated to US dollars at the exchange rate in effect at the balance sheet date.

NOTE 4 - PREPAID LICENSING FEES
-------------------------------

     Prepaid licensing fees represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of common stock valued at $.20 per share in 2009. This amount is being amortized over the term of the licensing agreement, which is 15 years. The Company's balance of prepaid licensing fees on the balance sheets, net of accumulated amortization, was $86,667 and $93,333 at December 31, 2011 and 2010, respectively.
     Amortization expense related to these fees was $6,667 and $6,667 for the years ended December 31, 2011 and 2010.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     At December 31, 2011 and 2010, property and equipment consisted of the following:

                                                       2011            2010
                                                     -------------- ------------

               Computers                             $      28,103  $      2,122
               Equipment                                   319,990        45,051
               Remediation plants and  chambers          9,688,974       345,076
               Leasehold improvements                      195,165             -
               Vehicles                                    817,228             -
                                                     -------------- ------------
                                                        11,049,460       392,249
               Less accumulated Depreciation                92,902         7,506
                                                     -------------- ------------
                                                     $  10,956,558  $    384,743
                                                     ============== ============

     The Company's vehicles and a portion of its equipment serve as collateral on notes payable pursuant to the financing agreements mentioned in note 8 to the consolidated financial statements.

     Depreciation expense for the years ended December 31, 2011 and 2010 was $85,396 and $6,733, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

     At December 31, 2010, the Company had a liability to stockholders of $35,400 for expenses paid by them on the Company's behalf and other advances received by the Company from these amounts which were non-interest bearing were settled in 2011.

     In January 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 5.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - CONVERTIBLE DEBT
-------------------------

     At December 31, 2011 and 2010, the Company had convertible notes payable outstanding of $66,261 and $2,378,583, respectively, net of a discount of $0 and $409,428, respectively. These convertible notes matured at various times within six months from date of issuance, have an interest rate of 7.00% and allow the holder to convert the notes into common stock at a conversion price of $1.00 per share. As of December 31, 2011 all of the outstanding debt had become due and was in default and had not been converted. In connection with these convertible notes, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed.

NOTE 8- LONG TERM DEBT
----------------------

     Long term debt is comprised of vehicle financing arrangements and a capital lease pertaining to laboratory equipment. The payment terms of long term debt ranges from one to three years and bears interest at rates ranging from 6.79% to 29.80%. The following table sets forth the composition of long term debt at December 31, 2011.

               Vehicle loans                               $          248,510
               Capital leases                                          42,930
                                                           -------------------
                                                                      291,440
               Less: current portion                                  175,196
                                                           -------------------
                                                           $          116,244
                                                           ===================

     Future repayments of long term debt are as follows:

                                  YEAR                               AMOUNT
                              ------------                      ---------------
                                  2012                          $       175,196
                                  2013                                   89,591
                                  2014                                   26,653
                                                                ---------------
                                                                $       291,440
                                                                ===============

NOTE 9- STOCKHOLDERS' EQUITY
----------------------------

     COMMON STOCK

     For the year ended December 31, 2011, the Company issued common stock as follows:

     (a) 425,000 shares for professional fees valued at $0.20 per share in January 2011.
     (b) 350,000 shares related to employment agreements valued at $0.20 per share in January 2011.
     (c) 978,700 bonus shares in connection with convertible debt valued at $0.20 per share in January 2011.
     (d) 75,000 shares for professional fees valued at $0.20 per share in February 2011.
     (e) 600,000 shares related to employment agreements valued at $0.20 per share in February 2011.
     (f) 25,000 shares related to employment agreements valued at $0.50 per share in February 2011.
     (g) 566,000 bonus shares in connection with convertible debt valued at $0.50 per share in March 2011.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9- STOCKHOLDERS' EQUITY (CONTINUED)
----------------------------------------

     COMMON STOCK (CONTINUED)

     (h) 1,036,964 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in March 2011.
     (i) 1,360,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in March 2011.
     (j) 75,000 shares for professional fees valued at $0.20 per share in April 2011.
     (k) 75,000 shares related to employment agreements valued at $0.20 per share in April 2011.
     (l) 259,537 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in April 2011.
     (m) 8,375,998 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in April 2011.
     (n) 35,000 shares for professional fees valued at $0.50 per share in April 2011.
     (o) 440,753 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in May 2011.
     (p) 415,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in May 2011.
     (q) 332,574 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in June 2011.
     (r) 2,100,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in June 2011.
     (s) 1,440,000 shares for professional fees valued at $1.50 per share in June 2011.
     (t) 1,500,000 shares to officers for services rendered valued at $1.97 per share in June 2011.
     (u) 650,000 shares were retired in June 2011. These shares were originally issued to a third party consultant in July 2009, but it was determined that the individual did not perform the services underlying the payment of common stock and the shares were returned and retired.
     (v) 100,000 shares for professional fees valued at $2.60 per share in July 2011.
     (w) 900,000 shares for professional fees valued at $1.35 per share in July 2011.
     (x) 675,000 shares related to employment agreements valued at $0.20 per share in July 2011.
     (y) 349,455 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in July 2011.
     (z) 500,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in July 2011.
     (aa) 135,000 shares for professional fees valued at $2.02 per share in August 2011.
     (bb) 8,000 shares for professional fees valued at $1.00 per share in August 2011.
     (cc) 142,500 shares related to employment agreements valued at $0.50 per share in August 2011.
     (dd) 200,000 bonus shares in connection with convertible debt valued at $0.20 per share in August 2011.
     (ee) 492,627 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in August 2011.
     (ff) 300,000 shares and warrants for cash valued at $0.50 per share pursuant to a private placement offering in August 2011.
     (gg) 12,500 shares and warrants for cash valued at $1.50 per share pursuant to a private placement offering in August 2011.
     (hh) 3,000,000 shares for the exercise of 3,000,000 stock warrants with an exercise price of $1.00 per share in August 2011.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9- STOCKHOLDERS' EQUITY (CONTINUED)
----------------------------------------

     COMMON STOCK (CONTINUED)

     (ii) 100,000 shares related to employment agreements valued at $0.20 per share in September 2011.
     (jj) 50,000 shares related to employment agreements valued at $2.00 per share in September 2011.
     (kk) 202,233 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in September 2011.
     (ll) 266,089 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in October 2011.
     (mm) 1,320,000 shares and warrants for cash valued at $1.50 per share pursuant to a private placement offering in October 2011.
     (nn) 51,896 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in November 2011.
     (oo) 450,000 shares and warrants for cash valued at $1.50 per share pursuant to a private placement offering in November 2011.
     (pp) 2,027,500 shares and warrants for cash valued at $1.50 per share pursuant to a private placement offering in December 2011.
     (qq) 25,000 shares for professional fees valued at $1.12 per share in December 2011.
     (rr) 2,070 shares for conversion of convertible debt and accrued interest valued at $1.00 per share in December 2011.

     At December 31, 2011, the Company had a liability to issue stock for a value of $451,646. The balance was comprised of shares to be issued in 2012 from proceeds received from a private placement offering. At December 31, 2010, the Company had a liability to issue stock for a value of $239,133. The balance which was paid in 2011, was comprised of $170,739 of bonus shares issued in 2011 and $68,394 of stock issued in 2011 for legal and consulting services rendered in 2010.

NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

     During the years ended December 31, 2011 and 2010, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of convertible debt as discussed in Note 7, upon conversion of outstanding notes and the issuance of stock for cash as discussed in Note 9 and for services rendered by consultants.

     A summary of the change in stock purchase warrants for the years ended December 31, 2011 and 2010 is as follows:

                                                                      Weighted
                                                       Weighted        Average
                                     Number of         Average       Remaining
                                     Warrants         Exercise      Contractual
                                    Outstanding         Price       Life (Years)
                                 ------------------  ------------  -------------
     Balance, December 31, 2009           825,811    $      1.25        2.67
     Warrants issued - 2010             6,625,961           1.25        3.56
                                 ------------------
     Balance, December 31, 2010         7,451,772           1.25        3.38
     Warrants issued - 2011            23,455,744           1.26        4.33
     Warrants exercised - 2011         (3,000,000)          1.00           -
                                 ------------------  ------------  -------------
     Balance, December 31, 2011        27,907,516    $      1.27        3.75
                                 =================   ============  =============

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

     The balance of outstanding and exercisable common stock warrants at December 31, 2011 is as follows:


                                                                    Remaining
                                                                   Contractual
        Number of Warrants Outstanding      Exercise Price        Life (Years)
        -------------------------------     ----------------     ---------------
                            23,549,183                $1.25              3.75
                             4,093,333                $1.75              4.82
                               200,000                $2.00              4.38
                                60,000                $2.50              4.88
                                 5,000                $3.00              4.99


     The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:

                                                        Year Ended
                                         December 31, 2011     December 31, 2010
                                         ------------------    -----------------


       Risk free interest rate             .24% - 1.13%           .35% - 1.14%

       Expected volatility                  209% - 223%           214% - 234%

       Expected term of stock warrant           2.5                   2.5
        in years

       Expected dividend yield                  0%                     0%

       Average value per option            $0.44 - $3.50         $0.16 - $0.17

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     LEASE AGREEMENTS

     The Company has entered into various leases for its offices and other operational facilities. The leases are for varying periods of time ranging from 1 to 5 year periods of time.

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

     Future minimum lease payments for these leases are as follows:

                    YEAR                               AMOUNT
                    ----                            ------------
                    2012                            $  259,016
                    2013                               202,998
                    2014                               128,391
                    2015                                22,041
                    2016                                 9,370
                                                    ------------
                                                    $  621,816
                                                    ============

     INTELLECTUAL PROPERTY AGREEMENTS

     In 2010, the Company entered into a Patented Technology and Services Purchase Agreement upon its acquisition of certain proprietary intellectual properties pertaining to the treatment of water by the use of electro-precipitation. The Company is obligated to pay a five percent royalty on the first $6,000,000 of gross revenues resulting from the use of the technology or on the sale of any equipment using the patented technology transferred to the Company pursuant to this agreement.

     LEGAL MATTERS

     The Company is subject to several legal actions arising during the normal course of business. Although these actions are in the preliminary stages, the Company intends to vigorously defend its position.

     There is a harassment claim by a former employee against one of the Company's officers. The Company believes that its insurance policy will cover a significant portion of any potential costs resulting from this claim.

NOTE 12 - INCOME TAXES
----------------------

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the years ended December 31, 2011 and 2010 are as follows:

                                                   2011             2010
                                              --------------    -------------

          Tax benefit at U.S. statutory rate       34.00  %        34.00  %

          State taxes, net of federal benefit       3.63            3.63

          Change in valuation allowance           (37.63)         (37.63)
                                              ---------------   -------------
                                                       -  %            -  %
                                              ================  =============

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 consisted of the following:

        Deferred Tax Assets                         2011              2010
                                             ----------------  ----------------
        Net Operating Losses Carryforward    $     6,136,000   $     2,429,000
        Depreciation                                  35,000             3,000
        Bad debts                                     18,000                 -
                                             ----------------  ----------------
        Net Non-current Deferred Tax Asset         6,189,000         2,432,000
        Valuation Allowance                       (6,189,000)       (2,432,000)
                                             ----------------  ----------------
        Total Net Deferred Tax Asset         $             -   $             -
                                             ================  ================

     As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $16,400,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of losses available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes that there is a 50% or greater chance that short-term profitability will not be attained. Accordingly, the deferred tax assets have been offset by a valuation allowance of the same amount as of December 31, 2011 and 2010.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                                       Years Ended
                                                                       December 31,
                                                              -------------------------------
                                                                  2011              2010
                                                              -------------     -------------

     Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest                                $        544      $        591
                                                              =============     =============

     Changes in non-cash financing and investing activities:
        Due to GPS Latitude                                   $          -      $    412,409
                                                              =============     =============
        Vehicle and equipment additions from issuance of      $    334,360      $          -
             long term debt
                                                              =============     =============
        Common stock issued for intangible asset              $          -      $    120,000
                                                              =============     =============
        Common stock issued for notes payable                 $    518,740      $    586,600
           (bonus shares)
                                                              =============     =============
        Common stock issued for conversion of notes
           payable and accrued interest                       $  3,434,198      $  1,659,960
                                                              =============     =============

            LATITUDE SOLUTIONS INC. & SUBSIDIARIES (F/K/A GMMT, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14 - GAIN ON SETTLEMENT OF ACCRUED EXPENSES
------------------------------------------------

     During 2011, the Company reached a settlement with a consultant on accrued fees due pursuant to the 2009 merger. Consequently, the 2011 consolidated statement of operations reflects a gain of $160,400 in other income pertaining to this settlement.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

     Management has evaluated subsequent events through the date the financial statements were issued.

     From January 1, 2012 through the issuance of the financial statements, the Company sold collateralized convertible notes payable to a majority shareholder for an aggregate amount of $2,075,000. The notes are collateralized by the Company's intellectual property portfolio and are convertible into common stock of the Company at a conversion price of $0.50 per share.

     From January 1, 2012 through the issuance of the financial statements, the Company also raised $1,916,250 through the issuance of 2,555,000 shares of common stock and 1,277,500 stock warrants via a private placement memorandum. The warrants have a term of 5 years and an exercise price of $1.75.

     In January 2012, the Company implemented strategic changes to its Board of Directors and management team. Three of the Board members resigned their positions, and were replaced by two others. The Company also replaced its' Chief Executive and Operating Officers. Since the date, there have been several other terminations and reassignments within the Company. The
     Company is engaged in ongoing negotiations with various individuals regarding severance terms and payments, and has to date committed to pay approximately $120,000 in severance pursuant to these terminations. The Company entered into three consulting agreements with respect to these January 2012 management changes.

     In February 2012, the Company signed a service contract with an independent oil and gas producer to remediate the producer's water. This event may cause the Company to exit from the development stage.

     In  February  2012,  the  Company  entered  into  a  $5,000,000   revolving
     asset-based line of credit with a finance company.

     In March 2012, the Board approved the relocation of the Company's corporate office. The Company is in the process of determining any and all costs associated with the closing of the current corporate office.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that material weakness in internal control over financial reporting did not exist at December 31, 2011.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

It should be noted, however, that because of inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon their evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that material weakness in internal control over financial reporting and limited segregation of duties existed at December 31, 2011 as follows;

     (1) Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

     (2) The Company has installed software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail or entries made in the accounting software.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. The Company is currently in the process of implementing a new Enterprise Resource Planning (ERP) system that would prevent erroneous or unauthorized changes to the financial records and provide for an adequate audit trail of changes made within the system.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as LSI's directors or executive officers, including their ages as of March 31, 2012.

------------------- ------------ -----------------------------------------------
       NAME            AGE                        POSITION
------------------- ------------ -----------------------------------------------
Jeffrey A. Wohler       65       Chief Executive Officer and Director of
                                 Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------
Matthew J. Cohen        53       Chief Financial Officer and Director of
                                 Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------
Lynden B. Rose          50       Director of Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------
John Paul DeJoria       67       Director of Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------
Michael H. Gustin       60       Director of Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------
William S. Brennan      49       Director of Latitude Solutions, Inc.
------------------- ------------ -----------------------------------------------


At December 31, 2011, the following persons held the positions listed with the Company.

------------------------ ------------ -------------------------------------------------------------
       NAME                 AGE                                POSITION
------------------------ ------------ -------------------------------------------------------------
Harvey N. Kaye               71       Chief Executive officer and Chairman of Latitude Solutions,
                                      Inc. (1)
------------------------ ------------ -------------------------------------------------------------
Matthew J. Cohen             53       Chief Financial Officer and Director of Latitude Solutions,
                                      Inc.; Former Chief Operating Officer (2)
------------------------ ------------ -------------------------------------------------------------
Jan Rowinski                 57       Executive Vice President of Latitude Solutions, Inc., Chief
                                      Executive Officer/President of VideoLatitude  (3)
------------------------ ------------ -------------------------------------------------------------
Warren V. Blasland, Jr.      65       Former Executive Vice President and Director of Latitude
                                      Solutions, Inc. and Former Chief Executive Officer of
                                      Latitude Clean Tech Group, Inc.  (4)
------------------------ ------------ -------------------------------------------------------------
V. Ray Harlow                60       Former Chief Operating Officer of Latitude Solutions, Inc.
                                      and Former Chief Executive Officer of Latitude Energy
                                      Services, LLC (5)
------------------------ ------------ -------------------------------------------------------------
Lynden B. Rose               50       Director of Latitude Solutions, Inc.
------------------------ ------------ -------------------------------------------------------------
John Paul DeJoria            66       Director of Latitude Solutions, Inc.
------------------------ ------------ -------------------------------------------------------------
Kenneth J. Koock             69       Former Director of Latitude Solutions, Inc. (7)
------------------------ ------------ -------------------------------------------------------------
James Bohlig                 65       Former Director of Latitude Solutions, Inc. (8)
------------------------ ------------ -------------------------------------------------------------

------------------------
     (1) Mr. Kaye resigned as CEO and President of Latitude Solutions, Inc. on January 18, 2012. He remains a member of the Board of Directors.
     (2)  On June 1st, 2011, Mr. Cohen resigned as Chief Operating Officer.
     (3) On July 26, 2011, Mr. Rowinski resigned from the Board of Directors of Latitude Solutions, Inc. He remains the Executive Vice President of Latitude Solutions, Inc. and the Chief Executive Officer/President of VideoLatitude, at the time of the sale.
     (4) On January 18, 2012, Mr. Blasland resigned as a member of the Board of Directors. Mr. Blasland was terminated as Executive Vice President of the Company and Chief Executive Officer of Latitude Clean Tech Group, Inc. on January 19, 2012.
     (5) Mr. Harlow was appointed as Chief Operating Officer and a member of the Board of Directors on August 17, 2011. Mr. Harlow was terminated as Chief Operating Officer of the Company and Chief Executive Officer of Latitude Energy Services, LLC on January 16, 2012.
     (6) Mr. Koock resigned as a member of the Board of Directors on January 18, 2012.
     (7) Mr. Bohlig resigned as a member of the Board of Directors on January 19, 2012.

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

            BIOGRAPHICAL INFORMATION - CURRENT OFFICERS AND DIRECTORS

JEFFREY A. WOHLER, CHIEF EXECUTIVE OFFICER AND DIRECTOR OF LATITUDE SOLUTIONS, INC.

Mr. Wohler has served as the Chief Executive Officer of Water the World, LLC, since its formation in August 2011. Water the World, LLC is the Company's agency formed to utilize the Company's water remediation technologies to deploy in third world countries. From 1997 through July 2010, Mr. Wohler served as the Chief Executive Officer of Linmar Management, Inc., Linmar Properties, LLC, Linmar I, LLC, Linmar IV, LLC and Linmar VI, LLC, which were involved in the management and investment of real estate properties.

Mr. Wohler received a Juris Doctorate from Western State University in 1977 and his Bachelor of Science in Accounting and Finance from California State University in 1973. Mr. Wohler will be able to provide not only the Board of Directors with his experience in business management, but also brings his experience in working within different industries, such as oil and gas and marine, gained during his years with Linmar.

MATTHEW J. COHEN, CHIEF FINANCIAL OFFICER AND DIRECTOR OF LATITUDE SOLUTIONS, INC.; FORMER CHIEF OPERATING OFFICER

Mr. Cohen was appointed as an officer March 24, 2009 and to the board of Latitude Solutions, Inc. on April 30, 2010. Mr. Cohen resigned his position as Chief Operating Officer on June 1, 2011. Mr. Cohen formerly served as Chief Financial Officer of Cavit Sciences from July 2008 to June 2009; a publicly traded company, and has also been the Chief Executive Officer and Chief Financial Officer of Genio Group, Inc. from July 2004 to June 2006 , a public company, as well as a member of its board of directors. Prior to these engagements, Mr. Cohen served as the Chief Financial Officer for several companies across a variety of industries including Sea Aerosupport, Inc. from June 2004 to July 2006, and Life Imaging Corporation from September 2002 to December 2003 a provider of diagnostic services and Interactive Technologies.com, Ltd., a publicly traded benefit and services company, where he continues today as a member of its board of directors. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York earned in 1980.

Mr. Cohen was appointed to the board of directors not only because of his background in management of public entities, but also because of his knowledge of public company accounting issues.

HARVEY N. KAYE, CHAIRMAN OF LATITUDE SOLUTIONS, INC.

Mr. Kaye was appointed as an officer and director of Latitude Solutions, Inc. on March 24, 2009. Harvey N. Kaye resigned as CEO and President of Latitude Solutions, Inc. on January 18, 2012. He remains a member of the Board of Directors.

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

Currently, Mr. Kaye is on the Board for Angstrom Technologies, a security company that is engaged in manufacturing UV chemicals and scanners and other products for the security industry. As of December 15, 2010, Mr. Kaye has been a director of U.S. Rare Earths, Inc., a public company in the business of mineral rights and leases. Mr. Kaye has a BS in business from Temple University.

Mr. Kaye was appointed to the board of directors because of his experience in both development of financing and also strategic planning, experiences that are beneficial to Latitude Solutions at this stage in its operations.

LYNDEN B. ROSE, DIRECTOR

Mr. Rose was appointed to the Board of Directors of Latitude Solutions, Inc. on April 13, 2011. Mr. Rose is a partner in the law firm of Stanley, Frank & Rose, LLP in Houston. Since 1992, he also has served as counsel to the West Palm Beach law firm The Rose Law Firm. From 2004 until 2007, Mr. Rose was a partner in the law firm of Lynden B. Rose, P.C. and from 2002 until 2004 Mr. Rose was a sole practitioner in the law firm of Lynden B. Rose, Attorney at Law, in Houston. From 1992 until 2000, he was a Partner in the law firm of Wilson Rose & Associates. Since 2003, Mr. Rose also served as President of LM Rose Consulting Group, and since 1991, he has served as President of Rose Sports Management, Inc. Mr. Rose is a member of the Oil, Gas and Energy Resources Law Section of the State Bar of Texas. From 1982 until 1984, he was a professional basketball player drafted by the Los Angeles Lakers and played with the Las Vegas Silvers and in Europe. Mr. Rose graduated from the University of Houston and received his Juris Doctorate from the University of Houston.

Mr. Rose has served as the secretary (since March 31, 2011) and a director of Red Mountain Resources, Inc. (since February of 2011).

JOHN PAUL DEJORIA, DIRECTOR

On October 21, 2011, the Company appointed Mr. John Paul DeJoria to its Board of Directors. Mr. DeJoria, through the John Paul DeJoria Family Trust, LLC, is a greater than 5% shareholder of the Company.

Mr. DeJoria in 1980 founded John Paul Mitchell Systems, Inc. with Mr. Paul Mitchell. Mr. DeJoria serves as the Chairman and Chief Executive Officer of John Paul Mitchell Systems, Inc. In 1989 Mr. DeJoria co-founded Patron Spirits Company. Mr. DeJoria is currently a member of the New York Stock Exchange.

Mr. DeJoria, in addition to his business activities, has been and continues to be involved in such philanthropic endeavors as Mineseeker, a non-profit organization dedicated to seeking solutions to the worldwide problem of landmines. In 2006, he was appointed Admiral by the Governor of Texas, and he received the Citizen of the Year Dolphin Award from THE MALIBU TIMES. John Paul was also honored with the Sustainability Award for his dedication to environmental preservation at Fashion Group International's 25th annual Night of Stars event and was inducted as a lifetime member into the Horatio Alger Association of Distinguished Americans in honor of his journey to overcome humble beginnings to achieve success.

MICHAEL H. GUSTIN, DIRECTOR

Mr. Gustin was appointed to the Board of Directors of Latitude Solutions, Inc. on January 20, 2012. Mr. Gustin is currently the President, Chief Executive Officer and Chairman of the Board of Directors of Vapor Solutions, Inc., positions he has held since the founding of the company in 1981. He is the founder of GeoScience International, Inc., Skidmore Energy, Lonestar Energy and Three Star Energy all involved in the oil and gas industry. Mr. Gustin has spent the last 35 years involved in the oil and gas industry in positions ranging from rig floor to executive management.

Mr. Gustin received his Bachelors of Arts from the University of Houston in 1976. Mr. Gustin brings his broad experience in the oil and gas industry to our board of directors, providing both the board of directors and management with insight on the oil and gas industry, as the Company pursues the application of its water remediation services in the oil and gas industry.

WILLIAM S. BRENNAN, DIRECTOR

Mr. Brennan was appointed to the Board of Directors of Latitude Solutions, Inc. in March 2012. Mr. Brennan is currently a Portfolio Manager and Principal of Summit Global Management of La Jolla, California, a position he has held since 2010. In addition, since 2000, Mr. Brennan is an Adjunct Professor of Marketing and Finance with the College of Commerce & Finance, MBA Program of Villanova University. Since 2003, he has been an Adjunct Professor of Finance with Cabrini College's Investment and Portfolio Management program. From 2008 through 2010,

Mr. Brennan was the President and Managing Partner of Brenan Investment Partners, LLC, the firm focused on the investment in water and its infrastructure. From 2006 through 2008, Mr. Brennan was the President and Managing Partner of Aqua Terra Asset Management (A Boenning & Scattergood Subsidiary), which focused on the on the global investment thesis for water, agriculture and energy industries.

Mr. Brennan has both his Series 63 and 65 Securities Licenses. In 1992 he received his MBA, with a concentration in Marketing/Finance from Villanova University. In 1988, he received his Masters of Science, Biomedical Engineering from Colorado State University. In 1985, he received his Bachelor of Science in Mechanical Engineering and Biology from Lehigh University.

Mr. Brennan sits on the advisory boards with the following institutes and organizations:

     -    The Water Initiative, New York, NY,
     -    Colorado State University of Engineering, and
     - Cleantech/Water Advisory Board - Jabil Circuits. Jabil Circuits is both a creditor and shareholder of the Company.


                           BIOGRAPHICAL INFORMATION -
          FORMER OFFICERS AND DIRECTORS SUBSEQUENT TO DECEMBER 31, 2011

WARREN V. BLASLAND, JR., FORMER EXECUTIVE VICE PRESIDENT AND DIRECTOR OF LATITUDE SOLUTIONS, INC. AND FORMER CHIEF EXECUTIVE OFFICER OF LATITUDE CLEAN TECH GROUP, INC.

Mr. Blasland was appointed as an officer and to the board of Latitude Solutions, Inc. on March 24, 2009. Mr. Blasland is a Professional Engineer who has over 30 years of experience in environmental engineering, including executive responsibility for the planning, design, construction and operation of waste treatment, water purification, and hazardous waste facilities. Mr. Blasland is licensed in 17 states nationwide and was President and CEO of Blasland Consulting Services, Inc., Environmental Engineers and Scientists from 2001 to 2008. He is the founder and retired President and Chairman of Blasland, Bouck & Lee, Inc., and is also the founder and former Chairman of BBL Environmental Services, Inc., a national Hazardous Waste Construction Company from 1984 through 2001.

Mr. Blasland was appointed to the board of directors of the Company not only because of his experience in management but also because of his experience in environmental engineering, which directly correlates to the business operations of Latitude Clean Tech Group, Inc.

On January 18, 2012, Mr. Blasland resigned as a member of the Board of Directors. Mr. Blasland was terminated as Executive Vice President of the Company and Chief Executive Officer of Latitude Clean Tech Group, Inc. on January 19, 2012

V. RAY HARLOW, FORMER CHIEF OPERATING OFFICER OF LATITUDE SOLUTIONS, INC. AND FORMER CHIEF EXECUTIVE OFFICER OF LATITUDE ENERGY SERVICES, LLC.

On August 17, 2011, the Board of Directors appointed Mr. V. Ray Harlow, age 58, as the Company's Chief Operating Officer.

Mr. Harlow, since 2007, has served as the Chief Executive Officer and Managing Member of Palm Acquisition Partners, LLC, a Fort Lauderdale-based company which is in the business of acquiring underperforming stripper oil operations. Mr. Harlow served as a Director of Red Mountain Resources, Inc. from February 2, 2011 through June 15, 2011. Mr. Harlow served as the Chief Executive Officer and as a Director of Maverick Oil and Gas, Inc. from March 2005 until August 2006. From August 2003 until March 2005, Mr. Harlow was Chief Executive Officer and Managing Member of Hurricane Energy, LLC. From August 1987 until October 1997, he was with Sun Company, Inc. (Sunoco), where he served as Chairman and Managing Director of Sun International Oil Company from 1991 to 1997. Prior to his tenure at Sunoco, Mr. Harlow held executive management positions with Arco, Amoco and Transcontinental Oil.

Mr. Harlow also served as the Chief Executive Officer of Latitude Energy Services, LLC, a Nevada limited liability company, since February 2011.

Mr. Harlow received a Bachelor of Science Degree in Geology and Chemistry from Abilene Christian University.

Mr. Harlow was terminated as Chief Operating Officer of the Company and Chief Executive Officer of Latitude Energy Services, LLC on January 16, 2012.

KENNETH J. KOOCK, FORMER DIRECTOR OF LATITUDE SOLUTIONS, INC.

Mr. Koock was appointed to the Board of Directors of the Company on April 30. 2010. Mr. Koock resigned as a member of the Board of Directors on January 18, 2012. Mr. Koock graduated Duke University in 1963 with a B.A. and was also a graduate of St. John's Law School 1966 Juris Doctor Degree. From 1977 to 2003, he served as Vice Chairman of M.H. Meyerson & Co. where he helped lead the trading and investment departments. Currently, Mr. Koock is Chairman of the Board for Angstrom Technologies, a security company that is engaged in manufacturing UV chemicals and scanners and other products for the security industry. Mr. Koock is also Director of U.S. Aerospace, a publicly traded company involved in the aerospace industry. Mr. Koock was appointed a director of the public company, Red Mountain Resources, Inc. (fka Teaching Time, Inc.) on February 2, 2011.

Mr. Koock was appointed to the board of directors of the Company because of his experience and knowledge in not only investment but also his experience in management of public companies.

On January 18, 2012, Mr. Koock resigned as a member of the Board of Directors.

JAMES BOHLIG, FORMER DIRECTOR OF LATITUDE SOLUTIONS, INC.

Mr. Bohlig was appointed to the board of directors on April 13, 2011. On January 19, 2012, Mr. Bohlig resigned as a Director. Mr. Bohlig serves as Chief Executive Officer of Re Community Holdings, LP. Mr. Bohlig served as Senior Vice President of Casella Waste Systems Inc. since January 2008. Mr. Bohlig served as Chief Development Officer and President of the Renewables Group of Casella Waste Systems Inc. He served as President of Casella Waste Systems Inc., from July 2001 to January 2008, and also served as its Chief Operating Officer from 1993 to January 2008. Mr. Bohlig also served as Senior Vice President of Casella Waste Systems Inc., from 1993 to July 2001. He serves as Director of RecycleRewards, Inc. He served as a Director of Casella Waste Systems Inc. since 1993. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy and is a graduate of the Columbia University Management Program in Business Administration. He is a Licensed Professional Engineer.

On January 19, 2012, Mr. Bohlig resigned as a member of the Board of Directors.

JAN ROWINSKI, FORMER EXECUTIVE VICE PRESIDENT OF LATITUDE SOLUTIONS, INC. AND DIRECTOR

Mr. Rowinski was appointed as an officer and to the board of directors of Latitude Solutions, Inc. on March 24, 2009. Mr. Rowinski resigned from the board of directors on July 26, 2011 and as part of the sale of VideoLatitude as an officer in February 2012. Mr. Rowinski is a corporate/business development and turn-around professional, experienced in streamlining corporations and elevating them to higher levels of performance and profit. He has introduced technologies in U.S., Canadian and International markets.

Mr. Rowinski is the Co-Founder of VideoLatitude, a provider of security solutions and wireless telemetry for mobile assets and people, including advanced cost effective, integrated mobile live video streaming, tracking and live wireless transmission solutions on available public and private radios. Mr. Rowinski was the co-founder of MicroSlate Inc., a design and manufacture of patented, rugged mobile/wireless pen tablets, handheld and notebook computers from June of 1989 to August of 2004. MicroSlate was a Provider of cost-effective mobile/wireless, end-to-end enterprise hardware/software solutions for mobile workers, including police, military, utilities, transportation, oil and gas, telecommunication and government agencies.

Mr. Rowinski is a lecturer regarding technology and mobile/wireless computing. Mr. Rowinski holds an MBA degree from McGill University, B.Sc. in Mathematics, and an Electrical Engineering (DEC).

Mr. Rowinski was appointed to the board of directors of the Company because of his long time experience in the wireless industry.

On July 26, 2011, Mr. Rowinski resigned as the Executive Vice President and from the Board of Directors of Latitude Solutions, Inc. but remains the President/CEO of VideoLatitude, at the time of its sale.

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

Please  note:  Some  executive  officers  and  directors  work for our  Canadian subsidiary, VideoLatitude and as such are paid a portion or all of their compensation in Canadian Dollars. For reporting purposes, their salaries are reported in the Company's reporting currency, US Dollars. Unless noted otherwise, all compensation figures are in US Dollars.

                             EXECUTIVE COMPENSATION

The table below represents the officer's compensation of the Company's Officers for the years ended December 31, 2011, 2010 and 2009, unless noted differently.

------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                                                                            NON-EQUITY   NON-QUALIFIED
                                                                             INCENTIVE     DEFERRED
                                                                 OPTION        PLAN      COMPENSATION  ALL OTHER
                               SALARY     BONUS    STOCK AWARDS   AWARDS   COMPENSATION    EARNINGS   COMPENSATION     TOTAL
 NAME & POSITION     YEAR       ($)        ($)         ($)         ($)          ($)           ($)          ($)          ($)
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Harvey N. Kaye,      2011     $258,472      $0      $1,477,500      $0          $0            $0          $0       $1,735,972
Former Chief        -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Executive Officer    2010     $183,789      $0          $0          $0          $0            $0          $0         $183,789
and President (1)   -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                     2009     $159,782      $0          $0          $0          $0            $0          $0         $159,782
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Matthew J. Cohen,    2011     $215,934      $0      $1,477,500      $0          $0            $0          $0       $1,693,434
Chief Financial     -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Officer (2)          2010     $193,724      $0          $0          $0          $0            $0          $0         $193,724
                    -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                     2009     $146,000      $0          $0          $0          $0            $0          $0         $146,000
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
V. Ray Harlow,       2011     $161,558      $0          $0          $0          $0            $0          $0         $161,558
Former Chief        -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Operating Officer    2010           $0      $0          $0          $0          $0            $0          $0               $0
(3)                 -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                     2009           $0      $0          $0          $0          $0            $0          $0               $0
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------

------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Warren V.            2011     $167,446      $0      $1,477,500      $0          $0            $0          $0       $1,644,946
Blasland, Jr.,      -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Former Executive     2010     $174,374      $0          $0          $0          $0            $0          $0         $174,374
Vice President (4)  -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                     2009     $116,000      $0          $0          $0          $0            $0          $0         $116,000
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Jan Rowinski,        2011     $123,000      $0          $0          $0          $0            $0          $0         $123,000
Former Executive    -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
Vice President (5)   2010      $70,627      $0          $0          $0          $0            $0          $0          $70,627
                    -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------
                     2009      $62,366      $0          $0          $0          $0            $0          $0          $62,366
------------------- -------- ----------- --------- ------------- --------- -------------- ----------- ------------ ------------

-------------------
     (1) Mr. Kaye served as the CEO and President of the Company and received a salary for such position. During the year ended December 31, 2011, the amount of $258,472 was paid to Harvey N. Kaye, directly During the year ended December 31, 2010, the amount of $183,789 consists of the amount of $89,451 paid to Harvey N. Kaye, directly, and $94,338 paid to Gulfstream Capital Group, owned by Harvey N. Kaye. On January 18, 2012, Mr. Kaye resigned as CEO and President but remains a member of the Board of Directors.

     (2) Mr. Cohen serves as the CFO of the Company and receives a salary for such position. During the year ended December 31, 2011, the amount of $215,934 was paid directly to Matthew Cohen. During the year ended December 31, 2010, the amount of $193,724 consists of the amount of $26,000 to Hawk Management Group, owned by Matthew Cohen's wife and the remaining amount of $167,724 paid directly to Matthew Cohen.

     (3) Mr. Harlow was appointed as Chief Operating Officer and a member of the Board of Directors on August 17, 2011. Mr. Harlow was terminated as Chief Operating Officer of the Company and Chief Executive Officer of Latitude Energy Services, LLC on January 16, 2012.

     (4) Mr. Blasland served as an Executive Vice President of the Company and received a salary for such position. During the years ended December 31, 2011 and 2010, the amounts of $167,446 and $174,374, respectively, were paid directly to Warren Blasland. On January 18, 2012, Mr. Blasland resigned as a member of the Board of Directors. Mr. Blasland was terminated as Executive Vice President of the Company and Chief Executive Officer of Latitude Clean Tech Group, Inc. on January 19, 2012.

     (5) Mr. Rowinski, served as an Executive Vice President of the Company and the President/CEO of VideoLatitude and receives a salary for such position. During the year ended December 31, 2011, the amount of $123,000 consists of direct payment to Jan Rowinski by LSI in the amount of $3,000 U.S., the amount of $120,000 U.S., paid by
          VideoLatitude for consulting services to the CSI Group, a Company owned by Jan Rowinski. During the year ended December 31, 2010, the amount of $70,627 consists of direct payment to Jan Rowinski by LSI in the amount of $25,500 U.S., the amount of $45,127 U.S., paid by VideoLatitude for consulting services to the CSI Group. On July 26, 2011, Mr. Rowinski resigned as the Executive Vice President and from the Board of Directors of Latitude Solutions, Inc. but remains the President / CEO of GpsLatitude at the time of its sale.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

At the Company's Annual Shareholder's meeting in October, 2011, the Board of Directors of the Company voted unanimously to adopt the 2011 Stock Option and Award Incentive Plan for Latitude Solutions, Inc. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2010 and 2011.

                 CHIEF EXECUTIVE OFFICER - CONSULTING AGREEMENT

On January 15, 2012, LSI entered into a Consulting Agreement with Mr. Jeffery Wohler for services with corporate development. The Consulting Agreement provides that Mr. Wohler be paid $21,250 per month for his services. As part of the Agreement, Mr. Wohler agreed to defer 50% of his payments under the Consulting Agreement until such time as LSI is generating sufficient cash flows to warrant the full payment.

The Consulting Agreement provides for the reimbursement of expenses, including a $3,000 per month housing lease payment for housing for Mr. Wohler, Mr. Link and Mr. Gustin (a director of LSI).

The Consulting Agreement provides for termination at the decision of the Board of Directors.

                              EMPLOYMENT AGREEMENTS

The Company entered into employment agreements as of March 31, 2009, with its key officers, as listed below. The agreements cover a five year term and provide for annual cash compensation as described below:


          NAME                         POSITION             ANNUAL COMPENSATION
-------------------------  -------------------------------  -------------------
  Harvey N. Kaye           Former CEO                          $250,000
  Matthew J. Cohen         CFO                                 $225,000
  V. Ray Harlow            Former COO                          $180,000
  Warren V. Blasland, Jr.  Former Executive Vice President     $180,000

During the years ended December 31, 2011 and 2010, none of the above individuals received the full annual compensation under their employment agreements. All officers agreed to a cut in compensation during the years in order to facilitate the Company's operational growth.

Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board of directors, at that time

Messr's. Kaye's, Cohen's and Blasland's employment agreements provide for a cash bonus of equivalent to 15% of the prior twelve (12) month's annual compensation, contingent on the Company reaching revenue, and gross profit targets per year as defined in writing with the Board of Directors before the commencement of each fiscal year. Such targets are to be determined based upon prior fiscal performance and using projections for future performance and current economic conditions.

Messr's Kaye's, Cohen's and Blasland's employment agreements provide for a $700 per month automobile allowance, payable on a monthly basis. Mr. Cohen has voluntarily elected to indefinitely waive this benefit.

The Company is engaged in ongoing negotiations with former officers regarding severance terms and payments, and has to date committed to pay approximately $120,000, each in severance pursuant to the terminations of Messr's. Kaye, Harlow, and Blasland.

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

STOCK OPTION PLAN

At the Company's Annual Shareholder's meeting in October, 2011, the shareholders of the Company voted to adopt the 2011.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2011:

------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
                                                                             NON-QUALIFIED
                                                            NON-EQUITY         DEFERRED
                            FEES                            INCENTIVE PLAN   COMPENSATION        ALL OTHER
                           EARNED     STOCK     OPTION      COMPENSATION       EARNINGS        COMPENSATION      TOTAL
      NAME         YEAR    OR PAID    AWARDS    AWARDS           ($)             ($)               ($)            ($)
                           IN CASH     ($)        ($)
                             ($)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Harvey N. Kaye     2011      $0         $0        $0            $0                $0                $0             $0
(1)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Matthew J.         2011      $0         $0        $0            $0                $0                $0             $0
Cohen (2)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
John Paul          2011      $0         $0        $0            $0                $0                $0             $0
DeJoria (3)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Lynden B. Rose     2011    $5,000       $0        $0            $0                $0                $0           $5,000
(4)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Warren V.          2011      $0         $0        $0            $0                $0                $0             $0
Blasland, Jr. (5)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Kenneth Koock (6)  2011      $0         $0        $0            $0                $0                $0             $0
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
James W. Bohlig    2011      $0         $0        $0            $0                $0                $0             $0
(7)
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------
Jan Rowinski (8)   2011      $0         $0        $0            $0                $0                $0             $0
------------------ ------ ---------- --------- ---------- ---------------- ------------------ ---------------- -----------

     (1) Mr. Kaye served as the CEO and President of the Company and received a salary for such position as aforementioned. On January 18, 2012, Mr. Kaye resigned as CEO and President but remains a member of the Board of Directors.

     (2) Mr. Cohen serves as the CFO of the Company and receives a salary for such position as aforementioned.
     (3) Mr. DeJoria was appointed to the Board of Directors of the Company on October 21, 2011.
     (4) Mr. Rose was appointed to the Board of Directors of the Company on April 13, 2011.
     (5) Mr. Blasland served as an Executive Vice President of the Company and received a salary for such position as aforementioned. On January 18, 2012, Mr. Blasland resigned as a member of the Board of Directors. Mr. Blasland was terminated as Executive Vice President of the Company and Chief Executive Officer of Latitude Clean Tech Group, Inc. on January 19, 2012.
     (6) On January 18, 2012, Mr. Koock resigned as a member of the Board of Directors.
     (7) Mr. Bohlig was appointed to the board of directors of the Company on April 13, 2011. On January 19, 2012, Mr. Bohlig resigned as a member of the Board of Directors.
     (8) Mr. Rowinski, served as an Executive Vice President of the Company and the President/CEO of VideoLatitude and receives a salary for such position as aforementioned. On July 26, 2011, Mr. Rowinski resigned as the Executive Vice President and from the Board of Directors of Latitude Solutions, Inc. but remained the President/CEO of VideoLatitude, at the time of its sale.

Directors do not receive compensation for attendance at meetings.

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

The information below is based on the number of shares of LSI's common stock that LSI believes was beneficially owned by each person or entity as of April 13, 2012.

As of April 13, 2012, there are currently 250,000,000 common shares authorized and 66,407,880 shares are issued and outstanding.

                                                                             AMOUNT AND NATURE OF      PERCENT OF
     TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER (1)        BENEFICIAL OWNERSHIP        CLASS %
------------------------- ------------------------------------------------ ------------------------- ---------------
Common Stock              Jeffrey A. Wohler, Chief Executive Officer and                    121,500             0.2
                          Director of Latitude Solutions, Inc. (2)

Common Stock              Matthew J. Cohen, Chief Financial Officer and                   1,833,333             2.7
                          Director of Latitude Solutions, Inc. / Hawk
                          Management Group, Inc.  (3)

Common Stock              Harvey N. Kaye, Chairman of Latitude                            4,649,720             7.0
                          Solutions, Inc. (4)

Common Stock              Lynden B. Rose, Director of Latitude                                    0             0.0
                          Solutions, Inc.

Common Stock              John Paul DeJoria, Director of Latitude                        11,366,666            17.1
                          Solutions, Inc. (5)

Common Stock              Michael H. Gustin, Director of Latitude                           135,000             0.2
                          Solutions, Inc. (6)

Common Stock              William S. Brennan, Director of Latitude                                0             0.0
                          Solutions, Inc.
                                                                           ------------------------- ---------------
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (6 PERSONS)                              19,008,303            28.6%
                                                                           ========================= ===============
------------------------- ------------------------------------------------

     (1) The address of each person listed below, unless otherwise indicated, is c/o 2595 NW Boca Raton Blvd., Suite 100, Boca Raton, Florida 33431.
     (2) Mr. Wohler holds his shares beneficially through the Jeffrey A. Wohler Trust.
     (3) Mr. Cohen holds his share beneficially through Hawk Management Group, Inc., a company of which his wife is the sole shareholder.
     (4) Mr. Kaye holds 1,923,760 shares of common stock beneficially through his wife and 2,725,960 shares directly.
     (5) Mr. DeJoria holds 8,533,333 shares in the John Paul DeJoria Family Trust, 2,533,333 in the J.P.'s Nevada Trust c/o Tom Grimmitt, 300,000 in the John Paul DeJoria Family Trust dtd 4-21-2004 John Paul DeJoria trustee.
     (6) Mr. Gustin holds his shares beneficially through the Augustine Family Trust.

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

In January 2011, the Company purchased a vehicle from Bill Gilmore, Chief Technology Officer of LCTG. The purchase price of $33,846 was based on the estimated fair value of the vehicle.

The Company is engaged in ongoing negotiations with former officers regarding severance terms and payments, and has to date committed to pay approximately $120,000, each in severance pursuant to the terminations of Messr's. Kaye, Harlow and Blasland.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Mallah Furman and Company, P.A. ("Mallah Furman") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Mallah Furman's independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2011.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by Mallah Furman and Company, P.A.

                                   Year Ended December 31,
                                 2011                     2010
                         --------------------      -----------------
Audit Fees               $            41,610       $         72,387

Quarterly Review Fees    $            32,125       $         35,853


Tax Fees                 $            10,550       $          5,800

All Other Fees           $            27,760       $              0
                         --------------------      -----------------
Total Fees               $           112,045       $        114,040
                         ====================      =================

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The  following  is a complete  list of exhibits  filed as part of this Form 10K.
Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)     Audited financial statements for years ended December 31, 2011 and 2010

(b)     EXHIBIT NO.                                   DESCRIPTION
        -----------    ---------------------------------------------------------------------------------------
        2.1            Merger Agreement by and between GMMT, Inc. and Genex Biopharma, Inc. (1)
        3(i).1         Articles of Incorporation of GMMT, Inc. - Idaho (1)
        3(i).2         Certificate of Amendment to Articles of Incorporation of GMMT, Inc. - Nevada
                       changing name to Latitude Solutions, Inc.  (1)
        3(i).3         Articles of Incorporation of Planetswater USA Holdings, Inc. (1)
        3(i).4         Certificate of Amendment to Articles of Incorporation of Planetswater USA Holdings,
                       Inc. changing name to Latitude Clean Tech Group, Inc. (1)
        3(i).5         Articles of Incorporation 6709800 Canada, Inc. (1)
        3(i).6         Articles of Organization of Latitude Energy Services, LLC  (Nevada) (4)
        3(ii).7        Bylaws of Latitude Solutions, Inc.(1)
        3(ii).8        Certificates of Amendments - Share Increases for Latitude Solutions, Inc. (6)
        3(ii).9        Articles of Incorporation - Latitude Energy Services, Inc. (Florida) (6)
        3(ii).10       Certificate of Conversion - Latitude Energy Services, LLC (Florida) (6)
        10.1           Employment Agreement, Harvey N. Kaye (1)
        10.2           Employment Agreement, Matthew J. Cohen (1)
        10.3           Employment Agreement, Warren V. Blasland, Jr.(1)
        10.4           Employment Agreement, Jan Rowinski (1)
        10.5           Employment Agreement, F. William Gilmore, President and Chief Technology Officer of
                       Latitude Clean Tech Group, Inc. (2)
        10.6           Agent Agreement, Crucible Enterprises, Ltd. (3)
        10.7           Alliance Marketing Agreement, Bell Mobility, Inc. (3)
        10.8           Consulting Agreement, Laurino Consulting (3)
        10.9           Amendment to Consulting Agreement, Laurino Consulting (3)
        10.10          Strategic Alliance Agreement, Mississippi Band of Choctaw Indians d/b/a Chahta
                       Enterprises (3)
        10.11          Operating Agreement of Latitude Energy Services, LLC (4)
        10.12          Employment Agreement, Jeffrey A. Wohler (6)
        10.13          Employment Agreement, William S. Brennan (6)
        21.1           List of Subsidiaries of Latitude Solutions, Inc. (4)
        31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                       Sarbanes-Oxley Act (6)
        31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                       Sarbanes-Oxley Act (6)
        32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act (6)
        32.2           Certification of Principal Accounting Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act (6)
        101.1NS        XBRL Instance Document (5)(6)
        101.SCH        XBRL Taxonomy Extension Schema Document (5)(6)
        101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document (5)(6)
        101.DEF        XBRL Taxonomy Extension Definition Linkbase Document (5)(6)
        101.LAB        XBRL Taxonomy Extension Label Linkbase Document (5)(6)
        101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document (5)(6)
-------------------------

     (1) Filed as an exhibit to the Registration Statement on Form 10, filed with the SEC on November 12, 2010.
     (2) Filed as an exhibit to the Registration Statement on Form 10, Amendment No. 1, filed with the SEC on January 14, 2011.
     (3) Filed as an exhibit to the Registration Statement on Form 10, Amendment No. 2, filed with the SEC on February 11, 2011.
     (4) Filed as an exhibit to the Annual Report on Form 10-K, filed with the SEC on April 15, 2011.
     (5) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
     (6)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LATITUDE SOLUTIONS, INC.



/s/ Jeffrey A. Wohler                                          April 16, 2012
-------------------------------------------------------
Jeffrey A. Wohler
(Chief Executive Officer/Principal Executive Officer)

/s/ Matthew J. Cohen                                           April 16, 2012
-------------------------------------------------------
Matthew J. Cohen
(Chief Financial Officer/Principal
Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey A. Wohler                                          April 16, 2012
-------------------------------------------------------
Jeffrey A. Wohler,  Director


/s/ Matthew J. Cohen                                           April 16, 2012
-------------------------------------------------------
Matthew J. Cohen, Director


/s/ Harvey N. Kaye                                             April 16, 2012
-------------------------------------------------------
Harvey N. Kaye, Director


/s/ John Paul DeJoria                                          April 16, 2012
-------------------------------------------------------
John Paul DeJoria, Director


/s/ Michael H. Gustin                                          April 16, 2012
-------------------------------------------------------
Michael H. Gustin, Director


/s/ William S. Brennan                                         April 16, 2012
-------------------------------------------------------
William S. Brennan, Director