Form 10-Q
period 2012-03-31
Latitude Solutions, Inc.
filed 2012-05-15
CIK 1477961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2012

 [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-54194

                            LATITUDE SOLUTIONS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                           26-1284382
------------------------                           ------------------------
(State of Incorporation)                           (IRS Employer ID Number)

            2595 NW BOCA RATON BLVD., SUITE 100, BOCA RATON, FL 33431
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  (561)417-0644
                         -------------------------------
                         (Registrant's Telephone number)

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

As of May 14, 2012, there were 68,166,277 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements                                               ----

         Condensed Consolidated Balance Sheets - March 31, 2012 (Unaudited)
                  and December 31, 2011 (Audited)                            1

         Condensed Consolidated Statements of Operations  -
                  Three months ended March 31, 2012 and 2011 (Unaudited)     2

         Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2012 and 2011 (Unaudited)     3

         Notes to the Condensed Consolidated Financial Statements
                  (Unaudited)                                                4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           20

Item 4.  Controls and Procedures                                             21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   22

Item 1A. Risk Factors -  NOT APPLICABLE                                      22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    23

Item 4.  Mine Safety Disclosures                                             23

Item 5.  Other Information - NOT APPLICABLE                                  23

Item 6.  Exhibits                                                            23

SIGNATURES                                                                   24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                              LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets

                                                              ASSETS
                                                                                           March 31,              December 31,
                                                                                             2012                    2011
                                                                                          (unaudited)              (audited)
                                                                                      ---------------------   ---------------------
CURRENT ASSETS

      Cash and cash equivalents                                                       $            846,251    $            668,664
      Accounts receivable, net                                                                     524,940                  44,850
      Prepaid expenses                                                                             340,734                 202,245
                                                                                      ---------------------   ---------------------
           Total Current Assets                                                                  1,711,925                 915,759
                                                                                      ---------------------   ---------------------

      Equity investment                                                                                  -                 225,000
      Prepaid licensing fee, net                                                                    85,000                  86,667
      Property and equipment, net                                                               11,789,513              10,956,558
      Intangible assets, net                                                                       161,228                 182,140
      Other assets                                                                                  46,229                  44,121
                                                                                      ---------------------   ---------------------

           TOTAL ASSETS                                                               $         13,793,895    $         12,410,245
                                                                                      =====================   =====================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued expenses                                           $          3,993,128    $          4,382,966
      Current portion of long term debt                                                            119,332                 175,196
      Convertible debt, net                                                                        369,795                  66,261
      Liability to issue stock                                                                   1,499,363                 451,646
                                                                                      ---------------------   ---------------------
           Total Current Liabilities                                                             5,981,618               5,076,069

      Long-term debt, net of current portion                                                        78,515                 116,244
                                                                                      ---------------------   ---------------------

           Total Liabilities                                                                     6,060,133               5,192,313
                                                                                      ---------------------   ---------------------

      Commitments and contingencies                                                                      -                       -

STOCKHOLDERS' EQUITY

      Common stock, $0.001 par value, 250,000,000
         shares authorized,  65,657,885  and 59,836,052
         shares issued and outstanding, respectively                                                65,658                  59,836
      Additional paid-in capital                                                                39,549,660              34,192,134
      Accumulated deficit                                                                      (31,869,139)            (27,021,621)
      Accumulated other comprehensive loss                                                         (12,417)                (12,417)
                                                                                      ---------------------   ---------------------
           Total Stockholders' Equity                                                            7,733,762               7,217,932
                                                                                      ---------------------   ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                                $         13,793,895    $         12,410,245
                                                                                      =====================   =====================




   See accompanying notes to the condensed consolidated financial statements.


                                  LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
                              Condensed Consolidated Statements of Operations
                                                (UNAUDITED)


                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     2012                      2011
                                                            -----------------------   ---------------------

REVENUES                                                    $              522,788    $                  -
COST OF SALES                                                              310,001                       -
                                                            -----------------------   ---------------------
GROSS PROFIT                                                               212,787                       -

OPERATING EXPENSES
     Consulting fees                                                     2,228,781                 641,393
     General and administrative                                          1,832,248                 503,381
     Salaries expense                                                      760,315                 459,633
     Research and development                                               87,294                       -
                                                            -----------------------   ---------------------

         Total Operating Expenses                                        4,908,638               1,604,407
                                                            -----------------------   ---------------------

LOSS FROM OPERATIONS                                                    (4,695,851)             (1,604,407)

OTHER INCOME (EXPENSE)
     Finance costs pursuant to debt issuance                              (173,043)               (408,482)
     Gain on settlement of accrued expenses                                 26,273                 150,000
     Other income                                                            5,904                       -
     Interest expense                                                      (10,801)                (40,157)
     Equity in losses of investee                                                -                (246,257)
                                                            -----------------------   ---------------------

         Total Other Expense                                              (151,667)               (544,896)
                                                            -----------------------   ---------------------

LOSS BEFORE INCOME TAXES                                                (4,847,518)             (2,149,303)

INCOME TAXES                                                                     -                       -
                                                            -----------------------   ---------------------

NET LOSS                                                    $           (4,847,518)   $         (2,149,303)
                                                            =======================   =====================

NET LOSS PER SHARE - BASIC AND DILUTED                      $                (0.08)   $              (0.07)
                                                            =======================   =====================

WEIGHTED AVERAGE OUTSTANDING SHARES
  BASIC AND DILUTED                                                     61,003,175              30,823,728
                                                            =======================   =====================





   See accompanying notes to the condensed consolidated financial statements.

                                  LATITUDE SOLUTIONS INC. & SUBSIDIARIES
                              Condensed Consolidated Statements of Cash Flows
                                                (UNAUDITED)


                                                                  For the Three Months Ended March 31,
                                                                      2012                   2011
                                                              --------------------   --------------------

OPERATING ACTIVITIES
     Net loss                                                  $       (4,847,518)    $       (2,149,303)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Gain on settlement of accrued expenses                          (26,273)              (150,000)
          Financing costs                                                 173,043                408,482
          Common stock issued or
            to be issued for services                                   1,387,741                445,000
          Warrants issued for services                                  1,223,839                      -
          Depreciation and amortization expense                           119,368                  8,875
          Equity in losses of investee                                          -                246,257
     Changes in operating assets and liabilities:
          Increase in accounts receivable                                (480,090)                     -
          Increase in prepaid expenses                                   (138,489)                     -
          Decrease (increase) in other assets                              (2,108)                99,597
          Increase (decrease) in accounts payable
            and accrued expenses                                         (389,838)                75,196

                                                              --------------------   --------------------
               Net Cash Used by
                  Operating Activities                                 (2,980,325)            (1,015,896)
                                                              --------------------   --------------------

 INVESTING ACTIVITIES
          Capital contributions to investee                                     -                 (4,579)
          Purchase of property and equipment                             (929,745)              (262,097)
          Proceeds from sale of investee                                  225,000                      -
          Payments to investee                                                  -               (271,643)
                                                              --------------------   --------------------
               Net Cash Used by
                  Investing Activities                                   (704,745)              (538,319)
                                                              --------------------   --------------------

 FINANCING ACTIVITIES
          Proceeds from short term debt                                         -                100,000
          Repayment of short term debt                                          -               (100,000)
          Repayment of related party payable                                    -                (25,073)
          Decrease in advance to consultant                                     -                (20,000)
          Proceeds from convertible debt                                2,125,000                691,000
          Exercise of common stock warrants                                 2,500                      -
          Repayment of long term debt                                     (93,593)                     -
          Repayment of convertible debt                                         -                (40,000)
          Sale of common stock and warrants, net                        1,828,750              4,015,000
                                                              --------------------   --------------------
               Net Cash Provided by
                   Financing Activities                                 3,862,657              4,620,927
                                                              --------------------   --------------------

          NET CHANGE IN CASH AND CASH
                EQUIVALENTS                                               177,587              3,066,712

          CASH AND CASH EQUIVALENTS AT
                BEGINNING OF PERIOD                                       668,664                216,200
                                                              --------------------   --------------------

          CASH AND CASH EQUIVALENTS AT
                END OF PERIOD                                  $          846,251     $        3,282,912
                                                              ====================   ====================



   See accompanying notes to the condensed consolidated financial statements.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


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

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Latitude Solutions, Inc. and its wholly owned subsidiaries, Latitude Clean Tech Group, Inc., Latitude Energy Services, LLC, Trinity Solutions, Inc., Latitude Resource Group, Inc., and GMMT Merger, Inc., and its 70% owned subsidiary, Latitude Worldwide, LLC (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the Company's 2011 Annual Report on Form 10-K.

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

     In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 may not be indicative of results for the full year.

     DEVELOPMENT STAGE COMPANY

     As of December 31, 2011, the Company was a development stage company as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-10, "DEVELOPMENT STAGE ENTITIES." During the first quarter of 2012, the Company commenced operations with the execution of a commercial contract and is no longer deemed to be a development stage company.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at costs and consist of bank deposits and money market funds.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on historical experience and management's assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. At March 31, 2012 and December 31, 2011, the Company had an allowance of $48,524 and $48,524, respectively, for accounts receivable deemed as uncollectible.

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

     When  items  are  retired  or  disposed   of,  the  cost  and   accumulated
     depreciation are removed from the accounts and any gain or loss is included in operations.

     INTANGIBLE ASSETS

     In accordance with ASC 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $161,228 and $182,140 at March 31, 2012 and December 31, 2011, respectively. Amortization expense related to the intangible assets was $3,700 and $3,700 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense related to the intangible assets is expected to be approximately $14,800 each year for 2012 through 2023.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     LONG-LIVED ASSETS

     The Company's long-lived assets are reviewed for impairment in accordance with the guidance of ASC 360-10, "PROPERTY, PLANT, AND EQUIPMENT", whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through March 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

     EQUITY INVESTMENTS

     The Company followed ASC 323-10, "INVESTMENTS" to account for an investment in an entity in which the Company had a 20% to 50% interest or otherwise exercised significant influence. The investment was carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

     REVENUE RECOGNITION AND COST OF REVENUES

     The Company's leasing and processing revenues pertaining to remediation plants are recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

     Leasing and processing revenues include revenues from the leasing of the plants, and a per gallon processing fee. These services are provided to customers ongoing and are billed on a monthly basis and recognized as revenue as the services are provided during the term of the arrangement in accordance with ASC 605-25, "MULTIPLE ELEMENT ARRANGEMENTS."

     Costs  of  sales  consist   primarily  of  repairs  and   maintenance   and
     depreciation on leased plants and any other related servicing costs.

     NET LOSS PER SHARE

     The Company follows ASC 260-10, "EARNINGS PER SHARE" in calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares.

     The Company's computation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011, respectively, excludes the following potentially dilutive securities because the effect of their inclusion would be anti-dilutive.

                                            2012                   2011
                                     -------------------    -------------------

               Convertible debt               4,216,261              1,866,899
               Stock warrants                29,987,747             16,918,982
                                     -------------------    -------------------
                                             34,204,008             18,785,881
                                     ===================    ===================

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, "ACCOUNTING FOR INCOME TAXES". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

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

     As of March 31, 2012, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Company's tax returns for the years ended 2008 through 2011 are subject to examination by the federal and state tax authorities.

     DERIVATIVE INSTRUMENTS

     The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

     In accordance with FASB ASC Topic 815-15, "EMBEDDED DERIVATIVES," and guidance provided by the SEC Staff, the Company accounts for these embedded features as equity at fair value.

     The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument and amortized to interest expense over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

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

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     COMPREHENSIVE INCOME

     ASC 220, "COMPREHENSIVE INCOME" establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. As of March 31, 2012 and December 31, 2011, the Company's accumulated other comprehensive loss of $12,417 and $12,417, respectively, is comprised of the accumulated foreign currency translation adjustments related to the Company's previous equity investment.

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

     CONCENTRATION OF RISK

     The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company's policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company minimizes its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to stringent credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

     As of March 31, 2012, the Company maintained its cash in four financial institutions. The Company's cash balances at March 31, 2012 and December 31, 2011 were fully insured. The Company has not experienced any losses in its bank accounts through March 31, 2012.

     The Company is largely dependent upon two vendors for the manufacturing of its remediation plants and components. These vendors comprise a significant balance of the consolidated accounts payable balance at March 31, 2012. These two vendors represent balances due of approximately $1,700,000 and $1,300,000 as of March 31, 2012.

     RECLASSIFICATIONS

     Certain prior year account balances within the financial statements have been reclassified for presentation purposes.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2011, the FASB issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and determined that it does not significantly impact the financial statements and disclosures.

     In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and determined that it does not have any impact on the financial statements.

     In January 2012, the FASB issued a new accounting standard (ASU No. 2011-11), which modifies the disclosures of offsetting assets and liabilities. The standard is effective for reporting periods beginning after January 1, 2013. The Company will adopt this standard in the first quarter of 2013 and is currently evaluating its impact on the Company's financial statements and disclosures.

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

NOTE 3 - EQUITY INVESTMENT
--------------------------

     In July 2009, the Company acquired a 50% ownership interest in VideoLatitude Inc., a Canadian Company with plans to enter the wireless live-video technology business. The remaining 50% of the interest was owned by four Canadian citizens and a Canadian corporation. The Company accounted for this investment under the equity method of accounting.

     In December 2011, the Company reached an agreement with the management of VideoLatitude, whereby VideoLatitude's management agreed to reacquire the Company's interest in VideoLatitude for $225,000. As a result of this agreement, the Company recorded an impairment charge of $873,029 to record the investment at the amount received for the interest in February 2012. During the three months ended March 31, 2011, the Company recognized $246,257 of pro-rata share of losses associated with this investment. The latter amount was reported in other expense in the accompanying 2011 statements of operations.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 3 - EQUITY INVESTMENT (CONTINUED)
--------------------------------------

     The Company has not presented the components of the investment as of December 31, 2011 as the investment was adjusted to its net realizable value based upon the agreement for sale reached with VideoLatitude's management December 31, 2011.

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

NOTE 4 - PREPAID LICENSING FEES
-------------------------------

     Prepaid licensing fees represents the unamortized costs for the use of certain technology related to water remediation. In consideration for this technology, the Company issued 500,000 shares of common stock valued at $.20 per share in 2009. This amount is being amortized over the term of the licensing agreement, which is 15 years. The Company's balance of prepaid licensing fees on the balance sheets, net of accumulated amortization, was $85,000 and $86,667 at March 31, 2012 and December 31, 2011, respectively. Amortization expense related to these fees was $1,667 and $1,666 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

     At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

                                               March 31,          December 31,
                                                  2012                2011
                                           -------------------  ---------------

        Computers                          $           30,685   $       28,103
        Equipment                                     336,598          319,990
        Remediation plants and  chambers           10,595,768        9,688,974
        Leasehold improvements                        198,926          195,165
        Vehicles                                      817,228          817,228
                                           -------------------  ---------------
                                                   11,979,205       11,049,460
        Less accumulated Depreciation                 189,692           92,902
                                           -------------------  ---------------
                                           $       11,789,513   $   10,956,558
                                           ===================  ===============

     The Company's vehicles and a portion of its equipment serve as collateral on notes payable pursuant to the financing agreements mentioned in note 8 to the condensed consolidated financial statements.

     Depreciation expense for the three months ended March 31, 2012 and 2011 was $96,790 and $3,508, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES
------------------------------------------------

     In January 2011, the Company purchased a vehicle from an officer. The purchase price of $33,846 was based on the estimated fair value of the vehicle and is included in fixed assets under the vehicles category as shown in Note 5.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 7 - CONVERTIBLE DEBT
-------------------------

     At March 31, 2012 and December 31, 2011, the Company had convertible notes outstanding of $369,795 and $66,261, respectively, net of a discount of $1,821,466 and $0, respectively. These convertible notes matured at various times within six to twelve months from date of issuance, have interest rates of 7.0% - 10.0% and allow the holder to convert the notes into common stock at conversion prices of $0.50 - $1.00 per share. As of March 31, 2012, $66,261 of the outstanding debt had become due and was in default and had not been converted. In connection with the convertible notes issued prior to January 1, 2012, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed. No warrants were issued along with the convertible debt issued during 2012. Subsequent to March 31, 2012, $10,350 of the debt and related accrued interest was converted into 10,350 shares of the Company's common stock.

NOTE 8- LONG TERM DEBT
----------------------

     Long term debt is comprised of vehicle financing arrangements and a capital lease pertaining to laboratory equipment. The payment terms of long term debt ranges from one to three years and bears interest at rates ranging from 6.79% to 29.80%. The following table sets forth the composition of long term debt at March 31, 2012.

                                                                  2012
                                                           -------------------

               Vehicle loans                           $              176,413
               Capital leases                                          21,434
                                                           -------------------
                                                                      197,847
               Less: current portion                                  119,332
                                                           -------------------
                                                       $               78,515
                                                           ===================

     Future repayments of long term debt are as follows:

                                                        YEAR          AMOUNT
                                                        ----         --------
                                                        2012         $ 81,602
                                                        2013           89,591
                                                        2014           26,654
                                                                     --------
                                                                     $197,847
                                                                     ========

NOTE 9- STOCKHOLDERS' EQUITY
----------------------------

     COMMON STOCK

     For the three months ended March 31, 2012, the Company issued common stock as follows:

     (a) 5,284,333 shares with 2,642,167 warrants for cash pursuant to a private placement stock offering.
     (b)  5,000 shares for the exercise of stock warrants.
     (c)  50,000 shares pursuant to an employment agreement.
     (d)  482,500 pursuant to consulting agreements.

     At March 31, 2012, the Company had a liability to issue stock for a value of $1,499,363. The balance was comprised of shares to be issued in 2012 from proceeds received from a private placement offering, shares to be issued to a former employee and shares to be issued to employees as the Company's 401(k) Safe Harbor contribution. At December 31, 2011, the Company had a liability to issue stock for a value of $451,646. The balance was comprised of shares to be issued in 2012 from proceeds received from a private placement offering.

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)

NOTE 10 - STOCK PURCHASE WARRANTS
---------------------------------

     During the three months ended March 31, 2012, the Company issued warrants (each warrant is exercisable into one share of Company restricted common stock) in connection with the issuance of stock for cash as discussed in
     Note 9 and for services rendered by consultants.

     A summary of the change in stock purchase warrants for the three months ended March 31, 2012 and 2011 is as follows:

                                                                      Weighted
                                                    Weighted          Average
                                Number of            Average         Remaining
                                 Warrants           Exercise        Contractual
                               Outstanding            Price         Life (Years)
                             -----------------     ------------    -------------
1st Quarter - 2012:
Balance, December 31, 2011         27,907,516      $      1.27          3.75
Warrants issued                     2,210,231             1.75          5.15
Warrants exercised                     (5,000)            0.50             -
Warrants cancelled                   (125,000)            1.25             -
                             -----------------     ------------    -------------
Balance, March 31, 2012            29,987,747      $      1.27          3.67
                             =================     ============    =============

1st Quarter - 2011:
Balance, December 31, 2010          7,348,895      $       1.25         2.38
Warrants issued                     9,570,087              1.25         2.96
                             -----------------     ------------    -------------
Balance, March 31, 2011            16,918,982      $       1.25         2.59
                             =================     ============    =============


     The balance of outstanding and exercisable common stock warrants at March 31, 2012 is as follows:

                                                                 Remaining
                                         Exercise Price         Contractual
     Number of Warrants Outstanding           Range            Life (Years)
     -------------------------------     ----------------     ----------------
                         23,674,183         $1.01 - 1.25              3.50
                            150,000         $1.26 - 1.50              4.99
                          5,603,564         $1.51 - 1.75              4.90
                            500,000         $1.76 - 2.00              4.59
                             60,000         $2.26 - 2.50              4.63

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)



NOTE 10 - STOCK PURCHASE WARRANTS (CONTINUED)
---------------------------------------------

     The fair value of stock purchase warrants granted were calculated using the Black-Scholes option pricing model using the following assumptions:

                                                       Three Months Ended
                                                  March 31,          March 31,
                                                     2012              2011
                                                 -------------    -------------
      Risk free interest rate                     .27% - .34%      .62% - .78%

      Expected volatility                         201% - 217%      218% - 220%

      Expected term of stock warrant in years         2.5              2.5

      Expected dividend yield                          0%               0%

      Average value per warrant                  $1.10 - $1.51    $0.16 - $0.44

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

     Future minimum lease payments for these leases are as follows:

                      YEAR                  AMOUNT
                      ----              ------------
                      2012               $ 194,844
                      2013                 202,998
                      2014                 128,391
                      2015                  22,041
                      2016                   9,370
                                        ------------
                                        $  557,644
                                        ============

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

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

NOTE 12 - INCOME TAXES
----------------------

     A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for the three months ended March 31, 2012 and 2011 are as follows:

                                                      2012             2011
                                                 --------------   --------------

         Tax benefit at U.S. statutory rate           34.00  %        34.00  %

         State taxes, net of federal benefit           3.63            3.63

         Change in valuation allowance               (37.63)         (37.63)
                                                 --------------   --------------
                                                          -  %            -  %
                                                 ==============   ==============

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2012 and December 31, 2011 consisted of the following:

        Deferred Tax Assets                            2012            2011
                                                 --------------   --------------

        Net Operating Losses Carryforward        $   6,941,000    $   6,136,000
        Depreciation                                    71,000           35,000
        Bad debts                                       18,000           18,000
                                                 --------------   --------------
        Net Non-current Deferred Tax Asset           7,030,000        6,189,000
        Valuation Allowance                         (7,030,000)      (6,189,000)

                                                 --------------   --------------
        Total Net Deferred Tax Asset             $           -    $           -
                                                 ==============   ==============

                     LATITUDE SOLUTIONS, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

     As of March 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $18,683,000 that may be offset against future taxable income through 2032. Current tax laws limit the amount of losses available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes that there is a 50% or greater chance that short-term profitability will not be attained. Accordingly, the deferred tax assets have been offset by a valuation allowance of the same amount as of March 31, 2012 and December 31, 2011.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

                                                                       Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                     2012              2011
                                                                 -------------     -------------
      Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                  $     10,801      $         10
                                                                 =============     =============

      Changes in non-cash financing and investing activities:
         Common stock issued for notes payable
            (bonus shares)                                       $          -      $    478,740
                                                                 =============     =============
         Common stock issued for conversion of notes
            payable and accrued interest                         $          -      $  1,036,964
                                                                 =============     =============

NOTE 14 - LINE OF CREDIT
------------------------

     During the three months ended March 31, 2012, the Company entered into a $5,000,000 revolving accounts receivable based line of credit with a finance company. The line of credit is for a two year period with one year automatic renewals. As of March 31, 2012, the Company had not drawn any funds against the line of credit, and no amounts were due. Subsequent to March 31, 2012, the Company drew $610,000 on the credit line based on invoices outstanding.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

     Management has evaluated subsequent events through the date the financial statements were issued.

     From April 1, 2012 through the issuance of the financial statements, the Company raised $1,261,500 through the issuance of 1,682,000 shares of common stock and 841,000 stock warrants via a private placement memorandum. The warrants have a term of 5 years and an exercise price of $1.75.

     In May 2012, the Company entered into a 50/50 Joint Venture agreement with an oil field service company. The agreement includes the acquisition of a 192 acre site which has three fresh water wells producing over 1,000,000 gallons per day. The Company will establish on the Joint Venture's land a water retention and remediation facility to process and reclaim high volumes of produced and flowback water.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

Latitude Solutions, Inc. (hereafter "LSI" or "the Company" or "we" or "us") is a water remediation company and through its subsidiaries, licenses and operates its patented technology. The Company's patented technology provides for sustainable treatment of high volumes of industrially produced waste waters for reuse and environmentally safe discharge. LSI, through its subsidiaries, owns and operates remediation equipment sets and intends to provide services to its clients through monthly and annual operating leases. LSI's revenues are derived from a combination of monthly lease payments and processed quantity payments based on the volume of treated water. This model is intended to create a recurring revenue stream for LSI.

Latitude Clean Tech Group, Inc., ("LCTG") a wholly-owned subsidiary, provides products, processes and solutions for contaminated water applications. LCTG provides products, processes and solutions for contaminated water issues resulting from various oil/gas drilling operations including water used in hydraulic fracturing of wells, industrial produced waste water, and mining operations producing contaminated water. In light of the increasing issues related to major industrial produced water pollution, mining, oil/ natural gas (hydraulic fracturing), contaminated water related issues there is a growing market for the Company's technologies, both domestically and possibly internationally.

On February 3, 2012, the Company converted its subsidiary, Latitude Energy Services, LLC, which had been dissolved in the State of Nevada, into and organized a new limited liability company in the State of Florida, called
Latitude Energy Services, LLC. Latitude Energy Services provides water remediation services to the oil, gas and energy industries worldwide, along with a variety of industries the produce industrial waste water, utilizing innovative and patented technologies developed by the Company. Latitude Energy Services markets, owns and operates the remediation/processing units for its clients under strict licensing and leasing agreements to insure quality of service, protect the integrity and efficacy of the technology and to maximize financial benefits to the Company

Based on our current cash reserves as of March 31, 2012 of $846,251 we have an operational budget of approximately two months. We have generated limited revenues during the three months ended March 31, 2012 of approximately $522,788 to date. During the first quarter, we raised $1,828,750 from the sale of our common stock and $2,125,000 from the issuance of convertible debt. If we are unable to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 WITH THE THREE MONTHS ENDED MARCH 31, 2011

                                              For the Three Months Ended                          Change
                                                     March 31,
                                             2012                   2011                    $                  %
                                     --------------------- ----------------------- --------------------- ---------------
REVENUES                             $            522,788  $                    -  $            522,788               - %
COST OF REVENUES                                                                -                                     -
                                                  310,001                                       310,001
                                     --------------------- ----------------------- --------------------- ---------------
GROSS PROFIT (LOSS)                                                             -                                     -
                                                  212,787                                       212,787
                                     --------------------- ----------------------- --------------------- ---------------
OPERATING EXPENSES
    Consulting fees                             2,228,781                 641,393             1,587,388             247
    General and
      administrative                            1,832,248                 503,381             1,328,867             264
    Research and
    development expense                            87,294                       -                87,294               -
    Salaries expense                              760,315                 459,633               300,682              65
                                     --------------------- ----------------------- --------------------- ---------------

    Total operating expenses                    4,908,638               1,604,407             3,304,231             206
                                     --------------------- ----------------------- --------------------- ---------------
LOSS FROM OPERATIONS                           (4,695,851)             (1,604,407)           (3,091,444)            193
                                     --------------------- ----------------------- --------------------- ---------------

OTHER EXPENSES
     Finance costs                               (173,043)               (408,482)              235,439             (58)
     Gain on settlement of debt                    26,273                 150,000              (123,727)            (82)
     Other income                                   5,904                       -                 5,904               -
     Interest expense                             (10,801)                (40,157)               29,356             (73)
     Equity in losses
        of investee                                     -                (246,257)              246,257            (100)
                                     --------------------- ----------------------- --------------------- ---------------
    Total other expense                          (151,667)               (544,896)              393,229             (72)
                                     --------------------- ----------------------- --------------------- ---------------

NET LOSS                             $         (4,847,518) $           (2,149,303) $         (2,698,215)            126%
                                     --------------------- ----------------------- --------------------- ---------------

                                     --------------------- ----------------------- --------------------- ---------------

LOSS PER SHARE                       $              (0.08) $                (0.07)
                                     ===================== =======================

WEIGHTED AVERAGE OUTSTANDING
     SHARES
BASIC AND DILUTED                              61,003,175              30,823,728
                                     ===================== =======================

REVENUES

The Company did not recognize any revenue from its operations during the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company commenced commercial operations with the deployment of its water remediation units resulting in revenues of $522,788. Coinciding with commercial operations, the Company incurred $310,001 in costs of generating the revenues. These costs are comprised of reaction chamber plate costs and labor costs.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 were $4,908,638 as compared to $1,604,407 for the three months ended March 31, 2011, an increase of $3,304,231 or 206%. The increase was primarily caused by an increase of $1,587,388 in consulting fees, an increase of $1,328,867 in general and administrative expenses and an increase of $300,682 in salary expenses related to the deployment of staff to supervise and operate our equipment in the field.

INTEREST EXPENSE

Interest expense was $10,801 for the three months ended March 31, 2012 as compared to $40,157 for the three months ended March 31, 2011, a decrease of $29,356 or 73%. This amount is a result of the Company's convertible notes payable that were issued with a significant discount due to the beneficial conversion feature associated with the notes. The original discount of approximately $1,800,000 is recognized as interest expense over the life of the respective notes.

GAIN ON SETTLEMENT OF ACCRUED EXPENSES

During the three months ended March 31, 2012, the Company terminated certain individuals as part of the Company's restructure. As part of the separation agreements with certain individuals, amounts that had been accrued for as liabilities due to the individuals were settled for amounts lower than the liabilities and the Company recorded a gain of $26,273 for the difference between the liability and the amount agreed to under the separation agreements. The gain recognized of $150,000 for the three months ended March 31, 2011 is attributable to the settlement of accrued expenses.

NET LOSSES

During the three months ended March 31, 2012, the Company recognized a net loss of $4,847,518 compared to $2,149,303 for the three months ended March 31, 2012. The Company's net loss increased $2,698,215 during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The primary reasons for this increase was an increase in operating expenses of $3,304,231 and an increase of $212,787 gross profit and decrease in the other expenses of $393,228.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had total current assets of $1,711,925, consisting of $846,251 in cash on hand, $524,940 in accounts receivable net of an allowance for doubtful accounts of $48,524 and $340,734 in prepaid expenses. At March 31, 2012, we had total current liabilities of $5,981,618 consisting of $3,993,128 in accounts payable and accrued liabilities, the current portion of long term debt of $119,332, convertible debt of $369,795 net of a discount of $1,821,466 and a liability to issue common stock of $1,499,363. At March 31, 2012, the Company has a working capital deficit of $4,269,693.

Net cash used in operating activities was $2,980,325 for the three months ended March 31, 2012, compared to $1,015,896 for the three months ended March 31, 2011. This increase in cash used relates to the significantly higher cash expenses during the three months ended March 31, 2012 due to an increase in operating activities including increase in consulting and travel expenses as the Company has begun commercial operations. During the three months ended March 31, 2012 net losses of $4,847,518 were offset by non-cash items of $119,368 in depreciation and amortization expense, $1,387,741 in common stock for services, $1,223,839 in warrants issued for services, $173,043 in non-cash financing cost and a gain on the settlement of liabilities of $26,273.

The Company's net cash used in investing activities was $704,745 for the three months ended March 31, 2012 compared to net cash used in investing activities of $538,319 for the three months ended March 31, 2012. In the three months ended March 31, 2012, the Company invested $929,745 in plant and equipment and received $225,000 from the sale of its investment.

The Company's net cash provided by financing activities was $3,862,657 for the three months ended March 31, 2012 compared to net cash provided by financing activities of $4,620,927 for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company received $1,828,750 in proceeds from the issuance of shares of common stock, $2,500 from the exercise of common stock warrants and $2,125,000 in proceeds from the issuance of convertible debt.

At March 31, 2012 and December 31, 2011, the Company had convertible notes payable outstanding of $369,795 and $66,261, respectively, which was net of a discount of $1,821,466 and $0, respectively. These convertible notes matured at various times within six to twelve months from date of issuance, have an interest rate of 7 to 10% and allows the holder to convert the notes into common stock at a conversion price of between $0.50 and $1.00 per share. As of March 31, 2012 $66,261 of the outstanding debt had become due and was in default. Of the $66,261 of debt in default, $10,350 was converted into common stock subsequent to March 31, 2012 with no additional penalties related to the default. In connection with the debt outstanding at December 31, 2011, the Company issued warrants expiring five years from date of issuance which allow the holders to purchase shares of common stock at $1.25 per share and issued a share of common stock for every dollar borrowed. The debt issued during the three months ended March 31, 2012 was issued without any warrants.

The Company's Long Term Debt is comprised of third party financing arrangements for vehicles and capital leased lab equipment. The payment terms of the debt ranges from one to three years and bears interest rate ranging from 6.79% to 29.80%.

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

INTANGIBLE ASSETS

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") 350-25, "INTANGIBLES - GOODWILL AND OTHER", the Company acquired a patent that is being amortized over its useful life of fifteen years. The Company purchased the patent through the issuance of 600,000 shares of common stock with a fair value of $120,000 and a cash payment of $100,000. Additionally, the Company capitalized patent fees of $2,000. The Company's balance of intangible assets on the balance sheet net of accumulated amortization was $161,228 and $182,140 at March 31, 2012 and December 31, 2011, respectively. Amortization expense related to the intangible assets was $3,700 and $3,700 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense related to the intangible assets is expected to be approximately $14,800 each year for 2012 through 2023.

EQUITY INVESTMENTS

The Company follows ASC 323-10, "INVESTMENTS" to account for investments in entities in which the Company has a 20% to 50% interest or otherwise exercises significant influence. These investments are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses of Investee.

REVENUE RECOGNITION AND COST OF REVENUES

The Company's leased plants and processing revenues are recognized when there is pervasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Leasing and processing revenues includes revenues from the leasing of the plants, and a per gallon processing fee. These services are provided to customers ongoing and are billed on a monthly basis and recognized as revenue as the services are provided.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that the Company identified two material weaknesses in the internal controls over financial reporting within our annual evaluation as reported within the Form 10-K for the year ended December 31, 2011.

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

On March 19, 2012, a former employee of the Company filed a sexual harassment law suit against the Company and one of the Company's Officers and Directors, in the United States District Court for the Southern District of Florida. The Company has investigated and is defending the lawsuit. The Company's insurance coverage may reduce financial exposure to damages, if any, in this action however, there is not an assurance thereof.

On November 11, 2011, a service provider filed suit against the Company in the Supreme Court of the State of New York, County of Nassau alleging entitlement to 100,000 shares of the common stock of LSI or $350,000. The Company has asserted defenses, including non-performance and intends to defend the case vigorously.

It is not feasible to predict the outcome of any such proceedings and LSI cannot assure that their ultimate disposition will not have a materially adverse effect on LSI's business, financial condition, cash flows or results of operations.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

During the period of January 1, 2012 through March 31, 2012, the Company issued the following unregistered securities.


            DATE OF SALE              TITLE OF SECURITIES   NO. OF SHARES         CONSIDERATION            CLASS OF PURCHASER
------------------------------------- -------------------- ----------------- ------------------------ -----------------------------
          February 8, 2012               Common Stock           125,000               $93,750              Accredited Investor
         February 22, 2012               Common Stock           466,667              $350,000              Accredited Investor
             March 5, 2012               Common Stock           530,000              $397,500              Accredited Investor
            March 12, 2012               Common Stock         1,116,667              $837,500              Accredited Investor
            March 27, 2012               Common Stock           318,000              $238,500              Accredited Investor

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.

ITEM 4.  MINE SAFETY DISCLOSURE
-------------------------------

Not Applicable.

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





                                            LATITUDE SOLUTIONS, INC.
                                 -----------------------------------------------
                                                 (REGISTRANT)



Dated:   May 14, 2012            By: /s/Jeffrey A. Wohler
                                     -------------------------------------------
                                     Jeffrey A. Wohler (Chief Executive Officer/
                                     Principal Executive Officer)




Dated:   May 14, 2012            By: /s/Matthew J. Cohen
                                     -------------------------------------------
                                     Matthew J. Cohen, (Chief Financial Officer/
                                     Principal Accounting Officer/ Secretary /
                                     Treasurer)